Form 10-Q
period 1999-12-31
TVN ENTERTAINMENT CORP
filed 2000-03-27
CIK 1086655

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1999

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from             to            .

                       Commission file number: 333-78957

                               ----------------

                         TVN ENTERTAINMENT CORPORATION
            (Exact name of Registrant as specified in its charter)

                  Delaware                                       95-4138203
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                        Identification No.)

                    2901 West Alameda Avenue, Seventh Floor
                           Burbank, California 91505
         (Address of principal executive offices, including zip code)

                                (818) 526-5000
             (Registrant's telephone number, including area code)

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   YES  [_]    NO  [X]

   There were 152,517 shares of the Company's Common Stock, par value $.001, outstanding on December 31, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         TVN ENTERTAINMENT CORPORATION

                               TABLE OF CONTENTS

 PART I.                     FINANCIAL INFORMATION                    Page No.
 -------                     ---------------------                    --------

 Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets as of December 31, 1999 and
           March 31, 1999...........................................      3
          Consolidated Statements of Operations for the Three and
           Nine Months Ended December 31, 1999 and 1998.............      4
          Consolidated Statements of Cash Flows for the Nine Months
           Ended December 31, 1999 and 1998.........................      5
          Notes to Consolidated Financial Statements................      6

 Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................     11

 Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk.....................................................     34

 PART II.                      OTHER INFORMATION
 --------                      -----------------

 Item 6.  Exhibits and Reports on Form 8-K..........................     34

 Signatures..........................................................    35

                         TVN ENTERTAINMENT CORPORATION

                          Consolidated Balance Sheets
                                 (In thousands)

                                                          December 31, March 31,
                                                              1999       1999
                                                          ------------ ---------
                                                          (Unaudited)  (Audited)
Assets
Current assets:
  Cash and cash equivalents.............................    $ 37,172   $ 84,343
  Restricted short-term investments.....................      22,194     25,909
  Trade and other accounts receivable, less allowance
   for doubtful accounts of $292 and $427 at December
   31, 1999 and March 31, 1999, respectively............       7,309      5,615
  Inventory.............................................       1,589        807
  Prepaid expenses and other current assets.............       2,677        656
                                                            --------   --------
    Total current assets................................      70,941    117,330
  Restricted cash.......................................       2,000      1,903
  Restricted investments................................      22,314     39,309
  Property and equipment, net...........................      93,239     84,997
  Intangible assets, net................................      15,881      4,585
  Other assets, net.....................................       7,037      6,601
                                                            --------   --------
    Total assets........................................    $211,412   $254,725
                                                            ========   ========

Liabilities, Redeemable Convertible Preferred Stock and
 Stockholders' Deficit

Current liabilities:
  Accounts payable......................................    $  8,962   $  4,496
  Accrued liabilities...................................      11,228      9,445
  License fees payable..................................       9,953      8,321
  Deferred revenue and advances.........................       1,479      1,140
  Accrued interest......................................      11,773      7,284
  Current portion of capitalized leases.................      10,401      7,444
  Current portion of notes payable......................       6,703      8,228
                                                            --------   --------
    Total current liabilities...........................      60,499     46,358
  Accrued interest......................................         405        --
  Capitalized leases....................................      91,776     88,259
  Notes payable.........................................      18,636      7,439
  Senior notes due 2008.................................     156,064    186,798
                                                            --------   --------
    Total liabilities...................................     327,380    328,854

Commitments and contingencies

Series B redeemable convertible preferred stock;
  Liquidation value: $54,414............................      53,345     53,047

Stockholders' deficit:

Series A convertible preferred stock; liquidation value:
 $18,750................................................           8          8
  Common stock..........................................         --         --
  Additional paid-in-capital............................      23,169     22,747
  Accumulated deficit...................................    (192,490)  (149,931)
                                                            --------   --------
    Total stockholders' deficit.........................    (169,313)  (127,176)
                                                            --------   --------
    Total liabilities and stockholders' deficit.........    $211,412   $254,725
                                                            ========   ========

    The accompanying notes are an integral part of the financial statements.

                         TVN ENTERTAINMENT CORPORATION

                     Consolidated Statements of Operations
                      (In thousands except per share data)
                                  (Unaudited)

                                       The three months     The nine months
                                        ended December      ended December
                                              31,                 31,
                                       ------------------  ------------------
                                         1999      1998      1999      1998
                                       --------  --------  --------  --------
Revenue............................... $ 18,923  $ 11,244  $ 53,133  $ 25,362
Operating expenses:
  Cost of revenue (exclusive of
   depreciation shown separately
   below).............................   16,571     8,968    46,704    20,882
  Selling.............................    3,834     3,311    12,175     9,251
  General and administrative..........    5,402     2,125    15,383     5,833
  Depreciation and amortization.......    3,664     3,057    10,486     9,127
  Amortization of intangible assets...    1,054       --      2,287       --
                                       --------  --------  --------  --------
Total operating expenses..............   30,525    17,461    87,035    45,093
                                       --------  --------  --------  --------
Loss from operations..................  (11,602)   (6,217)  (33,902)  (19,731)
Interest expense......................   10,541    10,958    32,673    23,459
Interest income.......................   (1,132)   (2,318)   (4,615)   (4,116)
Other (income) and expense............      433       --        571       (33)
                                       --------  --------  --------  --------
Loss before extraordinary gain........  (21,444)  (14,857)  (62,531)  (39,041)
Extraordinary gain....................   19,972       --     19,972     1,113
                                       --------  --------  --------  --------
Net loss.............................. $ (1,472) $(14,857) $(42,559) $(37,928)
Accretion of Series B redeemable
 convertible preferred stock..........     (100)      (99)     (298)     (296)
                                       --------  --------  --------  --------
Net loss applicable to common
 stockholders......................... $ (1,572) $(14,956) $(42,857) $(38,224)
                                       ========  ========  ========  ========

Basic and diluted net loss per share
 applicable to common stockholders:

Net loss applicable to common
 stockholders before extraordinary
 gain................................. $(141.26) $ (98.07) $(411.95) $(257.92)
Extraordinary gain....................   130.95       --     130.95      7.30
                                       --------  --------  --------  --------
Net loss applicable to common
 stockholders......................... $ (10.31) $ (98.07) $(281.00) $(250.62)
                                       ========  ========  ========  ========
Weighted average common shares........  152,517   152,517   152,517   152,517
                                       ========  ========  ========  ========

    The accompanying notes are an integral part of the financial statements.

                         TVN ENTERTAINMENT CORPORATION

                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                        The nine months ended
                                                            December 31,
                                                        ----------------------
                                                           1999        1998
                                                        ----------  ----------
Cash flows from operating activities:
Net loss..............................................  $  (42,559) $  (37,928)
Adjustments to reconcile net loss to net cash used for
 operating activities:
  Depreciation and amortization.......................      10,486       9,127
  Amortization of intangible assets...................       2,287         --
  Provision for doubtful accounts.....................         181         224
  Accretion of discount on senior notes...............       1,243         589
  Amortization of debt issuance costs.................         540         275
  Other non-cash charges..............................         463         --
  Debt forgiveness....................................         --       (1,113)
  Gain on senior note redemption......................     (19,972)
  Changes in assets and liabilities, net of
   acquisition:
    Restricted cash and investments...................         (97)        (61)
    Accounts receivable...............................        (701)     (3,047)
    Inventory.........................................        (784)        (44)
    Prepaid expenses and other current assets.........        (132)        239
    Other assets......................................      (1,463)         46
    Accounts payable..................................       4,074          49
    Accrued liabilities...............................       1,132       2,476
    License fees payable..............................       1,632       1,247
    Deferred revenue and advances.....................         130         250
    Accrued interest..................................       4,894      10,306
                                                        ----------  ----------
Net cash used for operating activities................     (38,646)    (17,365)
Cash flows from investing activities:
  Purchases of property and equipment.................      (3,956)     (1,694)
  Disposals of property and equipment.................         322         --
  Purchases of restricted investments.................         --      (76,745)
  Proceeds from maturities of restricted investments..      11,764      (1,709)
  Proceeds from redemption of restricted investments..       8,945         --
  Acquisition of NMN, net of cash acquired............        (165)        --
  Acquisition of GRTV Network, net of cash acquired...        (216)        --
  Equity investments..................................      (1,627)        --
                                                        ----------  ----------
Net cash provided by (used for) investing activities..      15,067     (80,148)
Cash flows from financing activities:
  Issuance of stock...................................         --           38
  Repurchase of senior notes and warrants.............     (11,763)        --
  Repayments of capitalized leases....................      (5,676)     (4,054)
  Repayments of notes payable.........................      (6,153)    (16,365)
Net proceeds from issuance of senior notes............         --      193,400
                                                        ----------  ----------
Net cash provided by (used for) financing activities..     (23,592)    173,019
                                                        ----------  ----------
Net increase (decrease) in cash and cash equivalents..     (47,171)     75,506
Cash and cash equivalents at the beginning of period..      84,343      16,798
                                                        ----------  ----------
Cash and cash equivalents at the end of period........  $   37,172  $   92,304
                                                        ==========  ==========

    The accompanying notes are an integral part of the financial statements.

                         TVN ENTERTAINMENT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis of Presentation

   The financial statements are unaudited, other than the balance sheet at March 31, 1999, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial condition, operating results and cash flows for the interim periods.

   Certain items shown in the prior financial statements have been reclassified to conform with the presentation of the current period.

   These financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1999 and the notes thereto.

2. Commitments and Contingencies

 Commitments

   On May 28, 1999, the Company entered into an agreement with Four Media Company ("4MC") to purchase certain uplink, downlink, programming origination and other services to be rendered to the Company by 4MC and for 4MC to finance the acquisition of equipment and software to be used by 4MC to provide such services, commencing on the execution date of the agreement and continuing through November 30, 2004. The Company has the right to renew the agreement for two additional two-year terms. Commencing on approximately November 1, 1999, the Company has agreed to pay 4MC $479,200 per month as consideration for such services during the term of the agreement. The Company also entered into an agreement with 4MC to sublease an additional 14,883 square feet of office space in the building where the Company has its principal offices, commencing April 1, 1999 and expiring on March 31, 2005. The minimum commitment over the term of the sublease totals approximately $3.1 million.

   In July 1999, the Company entered into a media access, consulting and services agreement to purchase $15 million of such services to be rendered by Guthy-Renker Corporation ("GRC") over a five year period and paid for by the Company to GRC in equal monthly installments of $250,000. Such services include (i) the right to broadcast infomercial programming provided by GRC on a priority basis, (ii) consulting services regarding product selection, infomercial production, worldwide operations, merchandising procurement and order fulfillment, (iii) access to GRC's library of infomercials and (iv) the availability of products distributed by or through GRC, for distribution by the Company's home shopping network.

   In September 1999, in connection with the resignation of an executive of the Company, the Company paid the executive approximately $700,000 in satisfaction of the executive's salary, bonus and severance benefits arising under the executive's employment agreement. In addition, the Company paid the executive approximately $1.9 million in connection with the cancellation of options to purchase 599,775 shares of the Company's common stock previously issued to the executive, as well as the termination of the executive's Put Right.

   The Company's minimum commitments and contingencies under employment agreements entered into after March 31, 1999 aggregated approximately $3,011,000 and $848,000, respectively, primarily as a result of our acquisitions. These agreements are expiring at various times between 2001 and 2003.

                         TVN ENTERTAINMENT CORPORATION

                                  (Unaudited)


 Contingencies

   The Company was a development stage enterprise from its incorporation in 1987 until March 5, 1991. On March 6, 1991, the Company entered into a limited partnership, TVN Entertainment L.P. (the "Partnership"), comprised of itself as a limited partner and two general partners. The Partnership was an operating entity and was accounted for on the equity basis during the period from March 6, 1991, to May 15, 1992.

   On May 15, 1992, the Company acquired the general partners' interests in the Partnership, which was dissolved pursuant to a partnership dissolution agreement which provided that the Company receive all partnership assets and assume certain liabilities as of the dissolution date for an effective purchase price of $1. These liabilities included notes payable to the former general partners and certain Company shareholders totaling $16,502,539 and $1,080,000, respectively.

   Interest accrues on these obligations at prime plus 1% and totaled $11,401,256 and $866,351, respectively, at December 31, 1999. These loans and related accrued interest (collectively the "Contingent Debt") will be paid on a pari-passu basis out of "available cash flow", as defined in the Restated Limited Partnership Agreement dated March 7, 1991. The dissolution agreement provides that the Company will not make any distributions or pay any dividends in respect of its capital stock or other equity interests prior to the payment in full of its obligations to TVN's former general partners and will not subordinate these obligations to other debt.

   Because payment of these obligations is dependent upon "available cash flow", this debt represents contingent consideration related to the acquisition of net assets. The Company has had continuing negative operating cash flows so payment of these obligations does not appear to be probable at this time. Accordingly, these obligations have not been recorded as a liability in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations," because the outcome of the contingency is not determinable beyond a reasonable doubt. The company will record these liabilities when the contingency is resolved.

   On December 13, 1999, the Company was served with a lawsuit filed in California state court by TV/COM International, Inc., a company with which we entered into memoranda of understanding (MOU) concerning (i) it obtaining a Digicipher II encryption technology license from General Instrument and (ii) its obligation to utilize such license for the manufacture of Digicipher II encryption compatible television set-top cable boxes for us, once TV/COM demonstrated its ability to do so in quantity and to our specifications. The lawsuit alleges breach of contract, fraud and negligent misrepresentation along with several related causes of action and asks the court to award specific damages of $25,050,000 as well as other unspecified damages and costs. We have also scheduled meetings with TV/COM in an attempt to negotiate a settlement of the lawsuit. We believe that the claims in the lawsuit are not meritorious and we have retained counsel to provide a vigorous defense.

   In addition, the Company has been party to other legal and administrative proceedings related to claims arising from its operations in the normal course of business. On the advice of counsel, the Company believes it has adequate legal defenses and believes that the ultimate outcome of these actions will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

3. Acquisitions

   On January 18, 1999, the Company acquired certain assets of PSN, a 24-hour home shopping video network, for aggregate consideration of $500,000 in cash, the forgiveness of $948,000 in trade accounts receivable and the assumption of $3.4 million in net liabilities. The acquisition has been accounted for as a purchase. The excess of purchase consideration over net tangible assets acquired of approximately $4.8 million has been allocated to goodwill which is being amortized on a straight-line basis over 5 years.

                         TVN ENTERTAINMENT CORPORATION

                                  (Unaudited)


   On June 30, 1999, the Company acquired 60% of the fully diluted equity of New Media Network, Inc. ("NMN"), a start-up company that is developing and plans to deploy a system utilizing state-of-the-art digital downloading technology to deliver and sell entertainment products such as music, movies and games via the Internet and at retail locations. The aggregate consideration included a cash commitment totaling $2 million, a commitment to render $4 million of Company services to NMN over a three-year period and an obligation to purchase a portion of the outstanding stock of NMN for $2.68 million subject to certain conditions. The Company accounted for the acquisition as a purchase. The excess of purchase consideration over net tangible assets acquired of approximately $3.3 million has been allocated to acquired technology and amortized over a period of three years.

   In July 1999, the Company acquired from Guthy-Renker Corporation ("GRC") substantially all of the assets of Guthy-Renker Television Network, Inc. ("GRTV"), a media buying business and a wholly owned subsidiary of GRC, for consideration consisting of: (i) $302,000 in cash; (ii) $4 million payable in cash per the terms of a promissory note, payable at 6% interest in two equal annual installments commencing one year from the closing date; (iii) $9 million payable in cash or TVN stock per the terms of the promissory note, payable at 9% interest on the earlier to occur of the fifth anniversary of the closing date or the consummation of an initial public offering by the Company; and (iv) a warrant to purchase 200,000 shares of the Company's stock.. The acquisition was accounted for as a purchase.

   The excess of purchase consideration after adjustments to the discount rate on the notes; over net tangible assets acquired of approximately $10.2 million has been allocated to goodwill and amortized over a period of five years.

   The following summarized unaudited pro forma financial information assumes the NMN and GRTV acquisition occurred at the beginning of each period and that the PSN acquisition occurred on April 1, 1998.

                                      Three Months Ended   Nine Months Ended
                                      -------------------  ------------------
                                      Dec 31,    Dec 31,   Dec 31,   Dec 31,
                                        1999      1998       1999      1998
                                      --------- ---------  --------  --------
   Revenue........................... $ 18,923  $  19,362  $ 59,443  $ 50,929
   Net Loss applicable to common
    stockholders.....................   (1,908)   (18,347)  (44,081)  (46,301)
   Basic and diluted net loss
    applicable to Common
    stockholders..................... $ (12.51) $ (120.30) $(289.02) $(303.58)
   Weighted average shares...........  152,517    152,517   152,517   152,517

4. Senior Note due 2008

   In October 1999, the Company repurchased $33,850,000 of its 14% Senior Notes due 2008 and 33,850 warrants to purchase 10.777 shares of the Company's common stock for aggregate consideration of approximately $12.8 million in cash. The repurchase resulted in the release of approximately $8.9 million of restricted investments that were held in custody to fund the next four scheduled interest payments on the repurchased notes. The repurchase also resulted in an extraordinary gain of approximately $20 million.

5. Operating Segments

   The Company's operating segments are strategic operating units that are managed separately due to their different products and/or services. The digital cable operating segment markets and sells the Company's DCTV service, a turnkey digital delivery system with programming content, including 32 channels of pay-per-view movies and events, and support services which enables cable operators to expand their existing channel capacity,

                         TVN ENTERTAINMENT CORPORATION

                                  (Unaudited)

and PPV Feeds service, a pay-per-view programming service without support services. The home satellite dish operating segment markets and sells the Company's home satellite dish service, an analog pay-per-view delivery system transmitted directly to C-Band home satellite dish consumers. The satellite transmission operating segment markets and sells transponder capacity and uplinking services to the Company's other operating segments and to third parties. The home shopping services operating segment broadcasts the Panda Shopping Network, a live on-air home televised shopping channel which markets and sells merchandise such as jewelry, watches and precious metal collectibles. The music marketing services operating segment is a start-up company, New Media Network, Inc., that markets and sells entertainment products such as music, movies and games via the internet and at retail locations. The media time sales operating segment, GRTV Network, Inc., sells media time on its 24-hour broadcast network.

   The Company's measure of profit or loss for its operating segments reviewed by the chief operating decision maker and executive management is operating loss, excluding depreciation and amortization (and also excludes interest and other income and expense). Revenue and operating losses for the Company's operating segments are as follows (in thousands):

                                       Three Months Ended   Nine Months Ended
                                       -------------------- ------------------
                                        Dec 31,   Dec 31,   Dec 31,   Dec 31,
                                         1999       1998      1999      1998
                                       ---------  --------- --------  --------
   Revenue:
    Digital cable services...........  $   3,554  $  4,325  $ 12,061  $  6,429
    Home satellite dish services.....      3,640     4,148    11,644    11,971
    Satellite transmission services..      5,402     6,659    15,096    18,734
    Home shopping services...........      4,046       --     13,803       --
    Music marketing services.........         14       --        230       --
    Media time sales.................      6,724       --     12,751       --
    Intersegment eliminations........     (4,457)   (3,888)  (12,452)  (11,772)
                                       ---------  --------  --------  --------
       Total revenue.................  $  18,923  $ 11,244  $ 53,133  $ 25,362
                                       =========  ========  ========  ========

                                       Three Months Ended   Nine Months Ended
                                       -------------------- ------------------
                                        Dec 31,   Dec 31,   Dec 31,   Dec 31,
                                         1999       1998      1999      1998
                                       ---------  --------- --------  --------
   Operating profit/(loss):
    Digital cable services...........  $  (5,245) $ (5,859) $(17,403) $(17,425)
    Home satellite dish service......     (2,914)   (3,511)   (9,599)  (10,551)
    Satellite transmission services..      4,987     6,210    13,653    17,374
    Home shopping services...........     (2,694)      --     (5,622)      --
    Music marketing services.........     (1,204)      --     (1,919)      --
    Media time sales.................        186       --       (239)      --
                                       ---------  --------  --------  --------
    Operating loss excluding
     depreciation and amortization...     (6,884)   (3,160)  (21,129)  (10,603)
    Depreciation and amortization....      4,718     3,057    12,773     9,127
                                       ---------  --------  --------  --------
       Operating loss................  $ (11,602) $ (6,217) $(33,903) $(19,731)
                                       =========  ========  ========  ========

   As of December 31, 1999, one customer accounted for 18% of accounts receivable. For the three and nine months ended December 31, 1999, one customer accounted for 19% and 17% of total revenues, respectively.

                         TVN ENTERTAINMENT CORPORATION

                                  (Unaudited)


6. Earnings Per Share

   The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders for the three and nine months ended December 31, 1999 and 1998:

                                      Three Months Ended   Nine Months Ended
                                      -------------------  ------------------
                                      Dec 31,    Dec 31,   Dec 31,   Dec 31,
                                        1999      1998       1999      1998
                                      --------- ---------  --------  --------
   Numerator:
    Net loss......................... $ (1,472) $ (14,857) $(42,559) $(37,928)
    Accretion of redeemable Series B
     preferred stock.................     (100)       (99)     (298)     (296)
                                      --------  ---------  --------  --------
    Net loss applicable to common
     stockholders.................... $ (1,572) $ (14,956) $(42,857) $(38,224)
                                      ========  =========  ========  ========
   Denominator:
    Weighted average shares..........  152,517    152,517   152,517   152,517
                                      ========  =========  ========  ========
   Basic and diluted net loss
    applicable to Common
    stockholders..................... $ (10.31) $  (98.07) $(281.00) $(250.62)
                                      ========  =========  ========  ========

7. Income Taxes

   As a result of net losses for the three and nine months ended December 31, 1999 and 1998, and the Company's inability to recognize a benefit for its deferred income tax assets, the Company did not record a provision for income taxes as of December 31, 1999 and 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   In addition to the other information in this report, certain statements in the following Management's Discussion and Analysis of Financial Condition and Results of Operation (MD&A) are forward looking statements. When used in this report, the word "expects," "anticipates," "estimates," and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below under "Factors Affecting Future Operating Results." The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this report.

Overview

   Our company provides a wide variety of new television programming and services that we deliver in digital format to cable operators for their subscribers using existing cable infrastructure. Our TVN Digital Cable Television service enables cable operators to substantially enhance the variety and quality of programming choices through a more efficient use of their cable transmission capacity by utilizing recent industry technology that compresses eight or more digital channels onto one analog channel. We believe our TVN Digital Cable Television service is attractive particularly to smaller and medium size cable systems, including smaller systems owned by large cable operators, which may lack the scale, funding, technical or administrative resources to economically implement a full offering of digital programming on their own. For larger cable systems that do not require all of the features of our TVN Digital Cable Television service, we can deliver our digital satellite feeds of pay-per-view movies and events, known as our Pay-Per-View Feeds Service, which includes our Marquee Mix service, a three channel service that cable operators receive in digital format and convert to analog format at their facilities for subsequent delivery to their subscribers. We launched our digital cable programming and services business in late 1997.

   Our efforts have historically focused on providing national satellite pay-per-view and related services to large satellite dish owners. A substantial majority of our revenues to date have been generated by pay-per-view fees paid by our C-band subscribers. During the fiscal year ended March 31, 1999, over 260,000 C-band large satellite dish customers purchased pay-per-view programming from us using their home telephone or remote control. During 1997, General Instrument announced the introduction of its "4DTV" technology and receivers that enable large satellite dish owners to receive both digital and analog signals. Although we expected a significant portion of our large satellite dish subscribers to use our digital services through new digital 4DTV receivers, the deployment of these receivers has been slower than projected by General Instrument. General Instrument now plans to sell a lower cost version of its 4DTV receiver, which it expects to be more popular with large satellite dish owners.

   In January 1999, we acquired substantially all of the assets of Panda Shopping Network, a live televised home shopping network. Upon closing, we placed those assets into TVN Shopping, Inc., our wholly owned subsidiary. The Panda Shopping Network currently sells new and vintage watches, new and estate jewelry, gemstones and precious metal coins. We purchase unused broadcast time known as "remnant time" from local and national broadcasters, cable networks and cable operators to distribute the Panda Shopping Network service.

   In June 1999, we acquired 60% of the fully diluted equity of New Media Network, Inc., a start-up company that is developing and plans to deploy a system utilizing state-of-the-art digital downloading technology to deliver and sell entertainment products such as music, movies and games via the Internet and at retail locations.

   In July 1999, we acquired substantially all of the assets of the Guthy-Renker Television Network, Inc., a media buying business. Upon closing, we placed those assets into GRTV Network, Inc., our wholly owned subsidiary. The GRTV Network purchases primarily remnant time from cable operators and packages that time for resale to infomercial programmers and other users of broadcast media time. The infomercial programming is either broadcast via our satellite transponders or sent to cable operators via videotape for insertion into their video transmission.

   Our business plan contemplates that a substantial portion of future revenues will be generated by our digital cable programming and services business which includes our TVN Digital Cable Television service and our Pay-Per-View Feeds Service. Our digital cable programming and services were launched in late 1997 and have generated only modest revenues to date. We believe that our future ability to service our indebtedness and to achieve profitability is dependent upon our success in generating substantial revenues from our digital cable programming and services and home shopping services. We expect to continue experiencing negative operating margins and EBITDA while our TVN Digital Cable Television service, Pay-Per-View Feeds service and home shopping service are being marketed to cable systems and their subscribers. We expect to realize improved operating margins and EBITDA only as:

  . the number of cable systems offering our TVN Digital Cable Television service and the number of cable systems offering Pay-Per-View Feeds Service increases so as to increase the numbers of homes with access to our digital programming and services;

  . the number of subscribers to TVN Digital Cable Television service increases;

  .  recurring purchases of our pay-per-view movies and events increase; and

  . revenues are generated from our home shopping and electronic commerce products and services.

   The continued roll out of our digital cable programming and services requires significant operating expenditures, in particular selling expenses, a large portion of which will be expended before any revenue is generated. We have experienced negative operating cash flows and significant losses as we have marketed our digital cable television services and home shopping service. These losses will likely continue until we can establish a customer base of cable operators and their subscribers that will generate revenue sufficient to cover our costs.

 Revenue

   Revenues from our digital cable programming and services are directly related to the number of subscribers in cable systems offering either our TVN Digital Cable Television service or our Pay-Per-View Feeds Service. Revenues are expected to be derived primarily from monthly fees per subscriber, from the sale of pay-per-view programming to TVN Digital Cable Television subscribers, and purchases by subscribers in cable systems offering our Pay-Per-View Feeds Service. Revenues from our digital cable programming and services totaled approximately $39,000 and $10.9 million for the years ended March 31, 1998 and 1999, respectively, and $12.1 million for the nine months ended December 31, 1999.

   TVN Digital Cable Television subscriber revenue consists of a monthly fee charged per digital subscriber to the cable operator. A portion of this fee may be rebated to the cable operator based on achieving certain subscriber penetration rates or if the cable system operator agrees to carry a greater number of channels of our pay-per-view offerings. Pay-per-view revenues are derived from programming orders by TVN Digital Cable Television subscribers. We remit a percentage of the pay-per-view revenue to the cable operator and the content provider. Pay-per-view orders are generally paid for by credit card with revenue recognized once the programming is viewed.

   Revenue from the Pay-Per-View Feeds Service is based on a percentage of the cable operators' gross revenue generated by the purchase of our pay-per-view movies and events by their subscribers. Cable operators provide us with monthly reports detailing pay-per-view purchases by their subscribers for the prior month and remit our share of the revenue with such report.

   We expect to realize revenue from both our TVN Digital Cable Television service and our Pay-Per-View Feeds Service pursuant to long-term agreements with cable operators. We recognize revenues under our cable operator agreements only when our TVN Digital Cable Television service or Pay-Per-View Feeds Service is successfully integrated and operating and customer billing commences. Accordingly, the recognition of revenues will lag the announcement of a new cable operator agreement by at least the time necessary to install the service, generally 90 days, and to achieve a meaningful number of subscribers and/or number of pay-per-view purchases. Revenues are expected to increase as our current and future cable operator customers successfully deploy our TVN Digital Cable Television service and our Pay-Per-View Feeds Service and achieve higher subscriber penetration rates.

   Revenue from our home satellite dish service are derived from pay-per-view programming orders by large home satellite dish owners who subscribe to our service. Revenue is recognized once the programming is viewed.

   Satellite Transmission service revenue is generated upon the sale of satellite transmitter capacity to our internal business units and to third party programmers. Satellite Transmission revenue is recognized as the services are rendered and intercompany sales are eliminated upon consolidation.

   Home Shopping service revenue is generated through merchandise sales to television viewers and is related to the number of subscribers in cable systems and viewers in television broadcast areas who receive our home shopping service. Consumers generally pay for merchandise orders by credit card with revenue recognized upon shipment of the goods.

   Media Time sales are generated by sales of media time to infomercial programmers, and are related to the number of cable subscribers that can potentially view our customers' programming. Programmers pay either a fixed rate in advance or a percentage of the sales generated by their programming, with revenue recognized as the programming is aired.

 Operating expenses

   Operating expenses consist of Cost of Revenue, Selling, General and Administrative, Depreciation and Amortization, and Amortization of Intangible Assets expenses. Historically, a large portion of our expenses have been generated by the large satellite dish business, but have also included substantial operating expenses, lease payments and capital investments to develop our digital cable programming and services business, which was launched in the third quarter of fiscal 1998.

   Cost of revenue. Cost of revenue for our TVN Digital Cable Television service and Pay-Per-View Feeds Service primarily consists of program license fees, payments to cable operators, satellite transmission and playback service fees, per-subscriber authorization fees for cable television set-top cable box authorization control, communications charges related to orders for pay-per-view movies and events , and salaries and related expenses of engineering and field operations personnel. License fees for pay-per-view programming are payable to content providers under the terms of our license agreements and generally vary between 30% and 55% of revenue depending on the type of content. Payments to cable operators represent the percentage of pay-per-view revenue shared with operators who have entered into TVN Digital Cable Television service agreements and vary by individual agreement. Satellite transmission services are purchased from an outside vendor pursuant to an agreement that provides for a flat monthly fee. With respect to television set-top cable box authorization to enable the box to receive a pay-per-view movie or event, a fee to maintain access control per television set-top cable box is payable to the licensor of the operative software pursuant to its license agreement with us. Cost of revenue related to our digital cable programming and services totaled approximately $2.9 million and $13.1 million for the years ended March 31, 1998 and 1999 respectively, and $18.2 million for the nine months ended December 31, 1999. The majority of cost of revenue for our TVN Digital Cable Television service and Pay-Per-View Feeds Service will vary directly with revenues:

  . as subscriber pay-per-view buy rates increase causing us to incur program license fees and access control charges related to orders for pay-per-view movies and events;

  . as we are required to hire additional engineering and field operations personnel in connection with the growth of our digital cable programming and services business; and

  .  according to the mix of services provided and their respective costs.

   Cost of revenue for the home satellite dish service consists primarily of program license fees, uplink service fees and playback service fees.

   Cost of revenue for the satellite transmission service consist primarily of uplink and playback service fees, as the cost for the satellite transmitters has been capitalized pursuant to capitalized leases.

   Cost of revenue for the home shopping service consists primarily of the cost of goods sold, fulfillment, and airtime purchased from cable operators, cable networks and broadcast networks. Costs of goods sold are approximately 60% of the retail price charged. Fulfillment costs include packaging and shipping costs, while the cost of airtime varies by hour. The majority of cost of revenue for the home shopping service will vary directly with revenue:

  .  as we increase airtime purchases to achieve greater distribution;

  .  as more consumers purchase our products; and

  .  according to the mix of product and airtime and their respective costs.

   Cost of revenue for media time sales primarily consists of the cost of airtime purchased from cable operators. The cost of airtime varies by hour and generally varies directly with revenue.

   Selling. Selling expenses for TVN Digital Cable Television service and Pay-Per-View Feeds Service consist of customer acquisition costs, billing expenses, customer service expenses, and salaries and related expenses of our marketing personnel. Customer acquisition costs include expenses associated with our marketing campaign to cable systems, and co-op advertising and marketing efforts with affiliated cable systems. These expenses are required to acquire new customers and related revenues but are discretionary and may be increased or decreased by management in accordance with the anticipated growth in new business and revenue. We expect to incur significant customer acquisition costs as we market our TVN Digital Cable Television service and Pay-Per-View Feeds service.

   Implementing our TVN Digital Cable Television service requires cable operators to acquire digital equipment for their facilities and digital television set-top boxes for their subscribers. The new digital receiving equipment required at an operator's facility to receive TVN Digital Cable Television costs the operator approximately $50,000. For systems serving in excess of 5,000 subscribers, we generally agree to make monthly financing payments to the operator which approximate the operator's monthly financing payments on 80% of the digital equipment cost for so long as the affiliation agreement remains in effect.

   Billing expenses consist of subscriber maintenance fees and remittance processing fees, which vary directly with revenue. Customer service expenses consist of payroll for call center representatives and telephone charges for customer calls. To the extent that our subscriber base increases or decreases, the required costs to support such subscribers would change correspondingly. We expect to continue to incur significant customer service expenses to support our current and future subscribers.

   Selling expenses for our home satellite dish service consist of advertising expenses, billing expenses, customer service expenses, and salaries and related expenses of our marketing personnel.

   Selling expenses for our home shopping service consist of customer service expenses and remittance processing costs which generally vary directly with revenue.

   We incur minimal selling expenses to generate satellite transmission service revenue and media time sales.

   General and administrative. General and administrative expenses consist of executive and administrative staff compensation, office expenses and professional fees. General and administrative expenses cover a broad range of the costs of our operations including corporate functions such as administration, finance, legal, human resources and facilities.

   Depreciation and amortization. Depreciation and amortization expenses consist of depreciation on our capitalized programming transmitter leases and depreciation on equipment necessary for our digital services and are fixed with respect to revenue. Generally, depreciation is calculated using the straight-line method over the useful lives of the associated assets, which range from 5 to 10 years.

   Amortization of intangible assets. Amortization of intangible assets includes the amortization of technology and goodwill acquired through our acquisitions.

   Interest income and expense. Interest income will continue to be earned by investing the proceeds from the issuance of equity and debt securities until such proceeds are needed to fund our operating expenditures, particularly such expenses incurred in connection with the continued roll out of our digital cable programming and services business. Interest income is expected to be highly variable over time. Interest expense will consist primarily of interest accruing under the notes, capitalized leases and other outstanding indebtedness.

 Income taxes and net operating loss carryforwards

   As a result of projected operating losses and the potential inability to recognize a benefit for deferred income tax assets, we do not foresee recording a provision for income tax expense in the near term.

   As of March 31, 1999, we had federal and state net operating loss carryforwards of approximately $141 million and $57 million, respectively, which expire at various times in varying amounts beginning in the years 2004 and 2000, respectively. However, due to the provisions of Section 382, Section 1502 and certain other provisions of the Internal Revenue Code of 1986, as amended, the utilization of a portion of the net operating loss carryforwards may be limited. In addition, we are also subject to certain state income tax provisions which may also limit the utilization of net operating loss carryforwards for state income tax purposes.

   Section 382 of the Code provides annual restrictions on the use of net operating loss carryforwards, as well as other tax attributes, following significant changes in ownership of a corporation's stock, as defined in the Code. Investors are cautioned that future events beyond our control could reduce or eliminate our ability to utilize the tax benefits of our net operating loss carryforwards. Future ownership changes under Section 382 could further restrict the use of the net operating loss carryforwards. In addition, the Section 382 limitation could reduce available net operating loss carryforwards to zero if we fail to satisfy the continuity of business enterprise requirement for the two-year period following an ownership change.

Results of Operations

   The table below sets forth for the periods indicated certain data regarding expenses expressed as a percentage of total revenues:

                                  Three Months Ended      Nine Months Ended
                                     December 31,           December 31,
                                  ----------------------  -------------------
                                     1999        1998       1999       1998
                                  ----------   ---------  --------   --------
   Revenue......................       100.0%     100.0%     100.0%     100.0%
   Operating expenses...........
    Cost of revenue.............        87.6       79.8       87.9       82.3
    Selling.....................        20.3       29.5       22.9       36.5
    General and administrative..        28.5       18.9       29.0       23.0
    Depreciation and
     amortization...............        19.4       27.2       19.7       36.0
    Amortization of intangible
     assets.....................         5.6        --         4.3        --
                                  ----------   --------   --------   --------
   Total operating expenses.....       161.4      155.4      163.9      177.8
                                  ----------   --------   --------   --------
   Loss from operations.........       (61.4)     (55.4)     (63.8)     (77.8)
                                  ----------   --------   --------   --------
   Interest expense.............        55.7       97.5       61.5       92.5
   Interest income..............        (6.0)     (20.6)      (8.7)     (16.2)
   Other (income) and expense...         3.9        --         1.7       (0.1)
                                  ----------   --------   --------   --------
    Loss before extraordinary
     gain and non-controlling
     interest in subsidiary.....   (114.9)       (132.1)    (118.3)    (153.9)
   Extraordinary gain...........       105.5        --       (37.6)       4.4
                                  ----------   --------   --------   --------
   Net loss.....................        (9.4%)   (132.1%)    (80.7%)   (149.5%)
                                  ==========   ========   ========   ========

 Three Months Ended December 31, 1999 Compared with Three Months Ended December 31, 1998

   Revenue. Total revenue increased $7.7 million, or 68.3%, to $18.9 million in the three months ended December 31,1999 from $11.2 million in the three months ended December 31, 1998. Revenue generated by our Digital Cable Television service decreased approximately $771,000 or 17.8% to $3.6 million in the three months ended December 31, 1999 from $4.3 million in the three months ended December 31, 1998. The decrease is primarily attributable to a $1.4 million decrease in Marquee Mix revenue offset by slight increases in programming generated by our turnkey business. Revenue generated by our home satellite dish service decreased approximately $509,000, or 12.3% to $3.6 million in the three months ended December 31, 1999 from $4.1 million in the three months ended December 31,1998. The decrease is primarily attributable to a decline in the number of active subscribers for the quarter ended December 31, 1999 as compared to the quarter ended December 31, 1998. Satellite transmission service revenue decreased $1.3 million, or 18.9%, to $5.4 million in the three months ended December 31, 1999 from $6.7 million in the three months ended December 31, 1998. The decrease is primarily attributable to revenue generated by the sales of transponder time to the Panda Shopping Network and the GRTV Network in 1998 that were not replaced by sales of transponder time to other third parties upon acquiring these entities in 1999. These decreases were offset by approximately $4.0 million in home shopping revenues generated by TVN Shopping and $6.7 million in media time sales generated by the GRTV Network. We had not commenced operation of these entities as of December 31, 1998.

 Operating Expenses

   Cost of Revenue. Cost of revenue increased $7.6 million or 84.8%, to $16.6 million in the three months ended December 31, 1999 from $9.0 million in the three months ended December 31, 1998 and, as a percentage of revenue, increased to 87.6% in the three months ended December 31, 1999 from 79.8% in the three months ended December 31, 1998. Approximately $9.5 million of the increase is attributable to costs incurred by TVN

Shopping and the GRTV Network. The increase as a percentage of revenue is primarily attributable to the distribution of lower margin products and services by TVN Shopping and the GRTV Network, as compared to the programming services provided by Digital Cable Television service and our home satellite dish service. We had not acquired our interests in these entities as of December 31, 1998.

   Selling. Selling expenses increased $523,000, or 15.8%, to $3.8 million in the three months ended December 31, 1999 from $3.3 million in the three months ended December 31 1998 and, as a percentage of revenue, decreased to 20.3% in the three months ended December 31, 1999 from 29.5% in the three months ended December 31, 1998. Approximately $1.3 million of the increase is attributable to selling expenses incurred by TVN Shopping and the GRTV Network. We had not commenced operation of these entities as of December 31, 1998. This increase is offset by a decrease of approximately $799,000 in selling expenses incurred by the Digital Cable Television and home satellite dish businesses due to one-time cost savings for advertising agency, web site maintenance and call center costs in the three months ended December 31, 1999. The decrease as a percentage of revenue is primarily attributable to the $10.7 million in revenue generated by TVN Shopping and the GRTV Network, as selling expenses for these business units was approximately 12% of revenue as compared to 50% and 20% of revenue for our Digital Cable Television service and home satellite dish service, respectively.

   General and Administrative. General and administrative expenses increased $3.3 million, or 154.2%, to $5.4 million in the three months ended December 31, 1999 from $2.1 million in the three months ended December 31, 1998 and, as a percentage of revenue, increased to 28.5% in the three months ended December 31, 1999 from 18.9% in the three months ended December 31, 1998. This increase is attributable to general and administrative expenses incurred by TVN Shopping, GRTV Network and New Media Network, all three of which had not been acquired as of December 31, 1998.

   Depreciation and Amortization. Depreciation and amortization increased $607,000, or 19.9%, to $3.7 million in the three months ended December 31, 1999 from $3.1 million in the three months ended December 31, 1998 and, as a percentage of revenue, decreased to 19.4% in the three months ended December 31, 1999 from 27.2% in the three months ended December 31, 1998. The decrease as a percentage of revenue is due to the increase in revenue in the three months ended December 31, 1999 as compared to the three months ended December 31, 1998 as depreciation is a fixed expense. The dollar increase is attributable to amortization and depreciation recorded on assets acquired since December 31, 1998, including the assets of TVN Shopping, GRTV Network and New Media Network.

   Amortization of intangible assets. Amortization of intangible assets totaled $1.1 million in the three months ended December 31, 1999 as compared to zero in the three months ended December 31, 1998 and, as a percentage of revenue, increased to 5.6% in the three months ended December 31, 1999. The increase is attributable to the amortization of acquired technology and goodwill generated upon the acquisition of our interests in the Panda Shopping Network, the Guthy-Renker Television Network and New Media Network.

   Interest Expense/Interest Income. Interest expense decreased $417,000, or 3.8%, to $10.5 million in the three months ended December 31, 1999 from $11.0 million in the three months ended December 31, 1998. The decrease is primarily due to the repurchase of approximately $33.9 million of our 14% Senior Notes due 2008 in October 1999.

   Extraordinary gain. During the three months ended December 31, 1999, we realized an extraordinary gain of $20.0 million upon the repurchase of approximately $33.9 million of our 14% Senior Notes due 2008. No extraordinary items were recognized in the three months ended December 31, 1998.

   Provision for Income Taxes. As a result of net losses and the Company's inability to recognize a benefit for its deferred income tax assets, the Company did not record a provision for income taxes in the three months ended December 31, 1999 or the three months ended December 31, 1998.

 Nine Months Ended December 31, 1999 Compared with Nine Months Ended December 31, 1998

   Revenue. Total revenue increased $27.8 million, or 109.5%, to $53.1 million in the nine months ended December 31, 1999 from $25.4 million in the nine months ended December 31, 1998. Revenue generated by our Digital Cable Television service increased approximately $5.6 million or 87.6% to $12.1 million in the nine months ended December 31, 1999 from $6.4 million in the nine months ended December 31, 1998. This increase is primarily attributable to the fact that revenue was generated for the Marquee Mix service for only six of the nine months ended December 31, 1998. Home satellite services revenue decreased $328,000 or 2.7% to $11.6 million in the nine months ended December 31, 1999 from $12.0 million in the nine months ended December 31, 1998. This decrease is primarily attributable to a $2.0 million decrease in pay-per-view movie revenue, due primarily to a decline in the average number of active home satellite dish subscribers per month during the nine months ended December 31, 1999 as compared to the nine months ended December 31, 1998. This decrease was offset by a $1.9 million increase in special event revenue generated by the introduction of professional wrestling as a franchise in 1999. Satellite transmission service revenue decreased $3.6 million, or 19.4%, to $15.1 million in the nine months ended December 31, 1999 from $18.7 million in the nine months ended December 31, 1998. The decrease is primarily attributable to revenue generated by the sales of transponder time to the Panda Shopping Network and the Guthy-Renker Television Network in 1998 that were not replaced by sales of transponder time to other third parties upon acquiring our interests in these entities in 1999. These decreases were offset by approximately $13.8 million in home shopping revenues generated by TVN Shopping and $12.8 million in media time sales generated by the GRTV Network. We had not commenced operation of these entities as of December 31, 1998.

 Operating Expenses

   Cost of Revenue. Cost of revenue increased $25.8 million, or 123.7%, to $46.7 million in the nine months ended December 31, 1999 from $20.9 million in the nine months ended December 31, 1998 and, as a percentage of revenue, increased to 87.9% in the nine months ended December 31, 1999 from 82.3% in the nine months ended December 31, 1998. Approximately $23.6 million of the increase is attributable to costs incurred by TVN Shopping and the GRTV Network. The increase as a percentage of revenue is primarily attributable to the distribution of lower margin products and services by TVN Shopping and the GRTV Network, as compared to the programming services provided by Digital Cable Television service and our home satellite dish service. We had not acquired our interests in these entities as of December 31, 1998.

   Selling. Selling expenses increased $2.9 million, or 31.6%, to $12.2 million in the nine months ended December 31, 1999 from $9.3 million in the nine months ended December 31, 1998 and, as a percentage of revenue, decreased to 22.9% in the nine months ended December 31, 1999 from 36.5% in the nine months ended December 31, 1998. Approximately all of the increase is attributable to selling expenses incurred by TVN Shopping and the GRTV Network. We had not acquired TVN Shopping and the GRTV Network as of December 31, 1998. The decrease as a percentage of revenue is primarily due to $26.8 million in revenue generated by TVN Shopping and the GRTV Network as selling expenses for these business units was approximately 11% of revenue as compared to 49% and 29% of revenue for our Digital Cable Television service and home satellite dish service, respectively.

   General and Administrative. General and administrative expenses increased $9.6 million, or 163.7%, to $15.4 million in the nine months ended December 31, 1999 from $5.8 million in the nine months ended December 31, 1998 and, as a percentage of revenue, increased to 29.0% in the nine months ended December 31, 1999 from 23.0% in the nine months ended December 31, 1998. The increase as a percentage of revenue is primarily attributable to (i) approximately $2.1 million in general and administrative expenses incurred by New Media Network, our start-up music retailing venture, which generated only $230,000 in revenue during the nine months ended December 31, 1999, (ii) approximately $700,000 in severance benefits paid to an executive upon his resignation and (iii) approximately $458,000 in compensation expense recognized in connection with the cancellation of the executive's options to purchase shares of the Company's common stock and the cancellation of the executive's Put Right.

   Depreciation and Amortization. Depreciation and amortization increased $1.4 million, or 14.9%, to $10.5 million in the nine months ended December 31, 1999 from $9.1 million in the nine months ended December 31, 1998 and, as a percentage of revenue, decreased to 19.7% in the nine months ended December 31, 1999 from 36.0% in the nine months ended December 31, 1998. The decrease as a percentage of revenue is due to an increase in revenue for the nine months ended December 31, 1999 as depreciation is a fixed expense. The increase is attributable to amortization and depreciation recorded on assets acquired since December 31, 1998, including the assets of TVN Shopping, the GRTV Network and New Media Network.

   Amortization of intangible assets. Amortization of intangible assets totaled $2.3 million in the nine months ended December 31, 1999 as compared to zero in the nine months ended December 31, 1998 and, as a percentage of revenue, increased to 4.3% in the nine months ended December 31, 1999. The increase is attributable to the amortization of goodwill generated upon the acquisition of our interests in the Panda Shopping Network, New Media Network and the Guthy-Renker Television Network.

   Interest Expense/Interest Income. Interest expense increased $9.2 million, or 39.3%, to $32.7 million in the nine months ended December 31, 1999 from $23.5 million in the nine months ended December 31, 1998. Nearly all of the increase reflects interest expense recognized on the senior notes that we issued on July 29,1998. Interest income increased $499,000, or 12.1%, to $4.6 million in the nine months ended December 31, 1999 from $4.1 million in the nine months ended December 31, 1998. This increase reflects interest earned on the invested proceeds of the senior notes.

   Extraordinary gain. During the nine months ended December 31, 1999, we realized an extraordinary gain of $20.0 million upon the repurchase of approximately $33.9 million of our 14% Senior Notes due 2008. During the nine months ended December 31, 1998, we realized an extraordinary gain upon the early extinguishment of an $8.1 million note payable.

   Provision for Income Taxes. As a result of net losses and the Company's inability to recognize a benefit for its deferred income tax assets, the Company did not record a provision for income taxes in the nine months ended December 31, 1999 or the nine months ended December 31, 1998.

Liquidity and Capital Resources

   The Company has been funded through a combination of equity, debt and lease financing. As of December 31, 1999, the Company had current assets of $69.5 million, including $37.2 million of cash and cash equivalents and current liabilities of $60.5 million, resulting in working capital of $9.0 million. The Company invests excess funds in short-term, interest bearing investment grade securities until such funds are needed to fund the capital expenditure and operating needs of the Company's business.

   Since inception, we have incurred operating losses and as of December 31, 1999, have a total deficit of $192.5 million. Our cash on hand and amounts expected to be available through financing arrangements may not provide sufficient funds necessary for us to expand our TVN Digital Cable Television service, Pay-Per-View Feeds service and home shopping service as currently planned and to fund our operating deficits beyond the next 6 months. There can be no assurance, however, that we will not require additional capital sooner than anticipated. We are making efforts to reduce expenses and may take steps to raise additional capital in order to allow us to fund our operating deficits for a longer period. We are unable, however, to predict the precise amount of future capital that we will require and we cannot be certain that additional financing will be available to us on acceptable terms or at all.

 Cash Used For Operating Activities

   The Company's operating activities used $38.7 million and $17.4 million in the nine months ended December 31, 1999 and 1998, respectively. Cash used for operations is primarily due to net losses of $42.6 million and $37.9 million in the nine months ended December 31, 1999 and 1998, respectively, partially offset by non-cash expenses, such as depreciation and amortization, amortization of intangible assets, gain on redemption of senior notes and other changes in working capital items such as accounts receivable, accounts payable and accrued interest. The Company expects to continue to generate negative cash flows from operating activities as it continues to build a distribution platform for its Digital Cable Television service and home shopping service.

 Cash Provided By and Used For Investing Activities

   Cash provided by investing activities was $15.1 million in the nine months ended December 31, 1999 and included approximately $11.8 million in proceeds from the maturities of restricted investments that were purchased as security for the senior notes and $8.9 million from the redemption of the restricted investments. These proceeds were offset by $4.0 million used for capital expenditures and $1.6 million used for equity investments. Cash provided by investing activities in the nine months ended December 31, 1998 included
(i) approximately $76.7 million to purchase a portfolio of U.S. government securities out of the net proceeds of the senior notes as security for the notes, (ii) $1.7 million in proceeds from the investment of these securities and (iii) $1.7 million in capital expenditures.

 Cash Used For Financing Activities

   Cash used for financing activities was $23.6 million in the nine months ended December 31, 1999 and included $11.8 million used to repurchase $33.9 million in senior notes due 2008, $5.7 million in repayments of capitalized leases and $6.2 million in repayments of notes payable. Cash provided by financing activities in the nine months ended December 31, 1998 included $193.4 million in net proceeds from the senior notes offset by $4.1 million in repayments of capitalized leases and $16.4 million in repayments of notes payable.

   We have Contingent Notes Payable totaling approximately $29.8 million. The Contingent Notes Payable do not have a defined maturity or repayment schedule. These Contingent Notes Payable have not been recorded as a liability in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations," because they represent contingent consideration related to the acquisition of net assets and the outcome of the contingency is not determinable beyond a reasonable doubt.

Recent accounting pronouncements

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. The adoption of SOP 98-1 during the first quarter of fiscal 2000 did not have a material impact on our financial position, results of operations or cash flows.

   In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP No. 98-5 requires that all start-up costs related to new operations must be expensed as incurred. In addition, start-up costs that were capitalized in the past must be written off when SOP No. 98-5 is adopted. The adoption of SOP No. 98-5 during the first quarter of fiscal 2000 did not have a material impact on our financial position, results of operations or cash flows.

   In June 1998, The Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. Because we do not currently hold any derivative instruments or engage in hedging activities, the impact of the adoption of SFAS No. 133 is not currently expected to have a material impact on our business, results of operations or financial condition. We will be required to implement SFAS No. 133 in the first quarter of fiscal 2001.

Factors Affecting Future Results

We have substantial existing debt and will incur substantial additional debt which could adversely affect our financial health and prevent us from fulfilling our obligations under the notes.

   We have borrowed a significant amount of funds. As of December 31, 1999, we had outstanding indebtedness of approximately $ 283.6 million and a stockholders' deficit of approximately $192.5 million. We cannot be certain that our operations will generate sufficient cash flows to pay our obligations, including our obligations on the new notes. Earnings were inadequate to cover fixed charges by the amount of $54.9 million for the year ended March 31, 1999 and $42.6 million for the nine months ended December 31, 1999. The degree to which we have borrowed funds could have important consequences to you. For example, it could:

  . make it more difficult for us to satisfy our obligations to you with respect to the notes and to satisfy our obligations under other indebtedness;

  . increase our vulnerability to general adverse economic and cable industry conditions, including interest rate fluctuations;

  . require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which will reduce our funds available for working capital, capital expenditures, acquisitions of additional systems and other general corporate requirements;

  . limit our flexibility in planning for, or reacting to, changes in our business and the cable industry generally;

  . place us at a competitive disadvantage compared to our competitors that have proportionately less debt;

  . limit our ability to borrow additional funds, if we need them, due to applicable financial and restrictive covenants in our indebtedness;

  . increase our interest expenses above current levels due to increases in interest rates, since much of our borrowings are and will continue to be at variable rates of interest; and

  . limit our ability to redeem our notes in the event of a change of control.

   We may also incur additional indebtedness to finance the continued development, commercial deployment and expansion of our networks and for funding operating losses or to take advantage of unanticipated opportunities.

We will require a significant amount of cash to service our indebtedness, and our ability to generate cash depends on many factors beyond our control.

   We expect that we will continue to generate substantial operating losses and negative cash flow for at least the next several years. Our ability to make scheduled payments on our debt, including the notes, will depend upon, among other things:

  .  our ability to achieve significant and sustained growth in cash flow;

  . the rate of and successful commercial deployment of our digital cable programming and services;

  . the market acceptance, subscriber demand, rate of utilization and pricing for our digital cable programming and services;

  .  our future operating performance; and

  .  our ability to complete additional financings.

   Each of these factors is, to a large extent, subject to economic, financial, competitive and other factors, many of which are beyond our control. We cannot be certain that we will be successful in developing and maintaining a level of cash flow from operations and financings sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the notes. If we are unable to generate sufficient cash flow from operations and financings to service our indebtedness, including the notes, we may have to reduce or delay the deployment of our digital cable programming and services or restructure or refinance our indebtedness. We cannot be certain that any of these actions or any additional debt or equity financings could be accomplished on satisfactory terms, if at all, in light of our high leverage, or that they would yield sufficient proceeds to service and repay our indebtedness, including the notes. Any failure by us to satisfy our obligations with respect to the notes at maturity or prior thereto would constitute a default under the indenture and could cause a default under agreements governing our other indebtedness. In the event of default, the holders of our indebtedness would have enforcement rights, including the right to accelerate our debt and the right to commence an involuntary bankruptcy proceeding against us. Accordingly, upon any default, insolvency, bankruptcy or similar situation, we may have only limited assets remaining after paying the prior claims of our secured creditors and may be unable to repay the notes.

We anticipate that our existing capital and cash from operations may be inadequate to satisfy our capital requirements beyond the next 6 months.

   Our cash on hand and amounts expected to be available through vendor financing arrangements may not provide sufficient funds necessary for us to expand our TVN Digital Cable Television service and Pay-Per-View Feeds Service as currently planned and to fund our operating deficits beyond the next 6 months. We have contingent notes payable totaling approximately $29.8 million at December 31, 1999 that have no defined maturity and payment schedule. Although the timing of the repayment of the contingent notes payable remains uncertain and subject to events outside of our control, if we were to repay the contingent notes payable in full, we believe that our existing working capital following repayment would not be sufficient to fund our operations for the next 6 months. We cannot be certain, however, that we will not require additional capital sooner than currently anticipated. In addition, we are unable to predict the precise amount of future capital that we will require and whether additional financing will be available to us on acceptable terms or at all. Our inability to obtain required financing could significantly reduce the value of our business assets and impair our ability to continue the normal operation of our business. Consequently, we could be required to significantly reduce or suspend our operations, seek a merger partner, sell the business, seek additional financing or sell additional securities on terms that are highly dilutive to our stockholders.

We have incurred net losses in every fiscal year since inception. We may be unable to become profitable, or to be so consistently.

   We experienced net losses of $17.7 million, $29.9 million and $53.8 million in fiscal 1997, fiscal 1998 and fiscal 1999, respectively, and a net loss of $42.6 million for the nine months ended December 31, 1999. These net losses are attributable to the significant costs incurred to develop and implement our business plan and to develop, install and integrate our digital programming and services. We expect that net losses will continue and increase for the foreseeable future as we plan to continue to incur substantial sales and marketing expenses to build our customer base of cable operators and substantial capitalized lease payments for our satellite transponders. We have not achieved profitability on a quarterly or annual basis, and we anticipate that we will continue to incur net losses for at least the next several years. We also expect to continue to incur significant product development and administrative expenses. We cannot be certain that any of our business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis in the future.

The indenture governing our notes contains restrictions and limitations which could significantly impact our ability to operate our business and repay our notes.

   The indenture governing our notes contains a number of significant covenants that, among other things, restrict our ability and the ability of our subsidiaries:

  .  to pay dividends or distributions to our shareholders;

  .  to dispose of assets or merge;

  .  to incur or guarantee additional indebtedness;

  .  to redeem or repurchase our equity or subordinated debt;

  .  our subsidiaries' ability to issue equity;

  .  to create liens;

  .  to enter into certain kinds of transactions; and

  . to make certain investments or acquisitions, particularly with our stockholders and affiliates.

   The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in an event of default under the indenture.

Because our historical financial information only partly reflects our digital cable programming and services, it may be of limited use in predicting our future financial results.

   Our business plan will result in significant changes in our financial performance. The historical financial information included herein for the fiscal years ending 1995 to 1998 primarily reflects our large home satellite dish business. The historical financial information for the fiscal year ended 1999 does not fully reflect the many significant changes in our financial results that will occur as a result of the ongoing roll out of our digital cable programming and services nor the changes that will occur in our funding and operations in connection with the roll out. The continued roll out of our digital cable programming and services requires significant operating expenditures, particularly selling expenses, a large portion of which are expended before any revenue is generated. We plan to significantly increase our operating expenses to expand our sales and marketing operations, broaden our cable support services, develop new distribution channels, fund greater levels of research and development and establish additional strategic alliances. We have experienced, and expect to continue experiencing, negative cash flows and significant losses while we continue to market our digital cable programming and services to establish a sufficient revenue generating customer base of cable operators, their subscribers and other customers. We cannot be certain that we will be able to successfully roll out our digital cable programming and services or establish a sufficient customer base.

Our operations are influenced by many factors we cannot fully control. This may cause our quarterly financial results to vary significantly in the future.

   Factors which can cause our quarterly results to fluctuate include, but are not limited to:

  . changes in the growth rate of digital cable subscribers and their pay-per-view buying patterns;

  . cable operators' expenditures and other costs relating to the expansion and penetration of their respective digital cable offerings;

  .  seasonal trends in home entertainment and home shopping;

  . the mix of satellite delivered programming products and services sold and the distribution channels for those products and services;

  . with respect to our home shopping business, our ability to react quickly to changing consumer trends and the popularity of some categories of collectible items;

  .  general economic conditions; and

  . specific economic conditions in the cable television and related industries.

   Additionally, as a strategic response to a changing competitive environment, we may elect from time to time to make pricing, service, marketing or acquisition decisions that could reduce our revenues and our quarterly financial results.

   Moreover, because our expense levels in any given quarter are based, in part, on management's expectations regarding future revenue, if revenue is below expectations, the effect on our operating results may be magnified by our inability to adjust spending in a timely manner to compensate for a revenue shortfall. The extent to which expenses are not subsequently followed by increased revenues would reduce our operating results and could seriously impair our business. As a result of these and other factors, we believe that period to period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance. Due to all of the foregoing factors, it is likely that in one or more future quarters, our operating results may be below the expectations of analysts and investors, which could cause the value of our notes to fall.

If we fail to achieve a significant customer base for our digital cable programming and services, we may be unable to cover our costs.

   The continued roll out of our digital cable programming and services requires significant operating expenditures, in particular selling expenses, a large portion of which will be expended before any revenue is generated. We have experienced, and expect to continue experiencing, negative cash flows and significant losses while we continue to market our digital cable television programming and services and until we can establish a customer base of cable operators and their subscribers that will generate revenue sufficient to cover our costs. We cannot be certain that we will be able to successfully roll out our digital cable programming and services or establish a sufficient customer base, or that we will generate significant revenues from our home shopping or electronic commerce products and services. If we fail to adequately address any of these risks, it could harm our business, financial condition and results of operations.

   Our efforts have historically focused on providing national satellite pay-per-view and related services to large home satellite dish owners. However, beginning in late 1997, we have been devoting an increasing percentage of our personnel and financial resources, and intend to devote substantially more resources, to the continued development and integration of digital programming, transactional services and delivery systems, home shopping, and electronic commerce products and services. Our digital cable programming and services were launched in late 1997 and have generated only modest revenues to date. In fiscal 1999, 26.9% of total revenues were derived from our digital cable programming and services. We believe that our future ability to service our indebtedness and to achieve profitability is dependent upon our success in generating substantial revenues from our digital cable programming and services. We expect to continue experiencing negative operating margins and EBITDA while our TVN Digital Cable Television and Pay-Per-View Feeds Service are being marketed to cable systems and their subscribers. We expect to realize improved operating margins and EBITDA only as:

  . the number of cable systems offering TVN Digital Cable Television and the number of cable systems offering Pay-Per-View Feeds Service increases so as to increase the numbers of homes having access to our digital programming and services;

  .  the number of subscribers to TVN Digital Cable Television increases;

  .  the buy rates of our pay-per-view movies and events increase; and

  . revenues are generated from our home shopping and electronic commerce products and services.

Because our TVN Digital Cable Television and Pay-Per-View Feeds Services must succeed in markets new to us, we may encounter difficulties achieving the level of revenue we have forecast.

   These services will need to find acceptance not only in markets we currently serve, but in new and newly evolving markets. We have expended and will continue to expend substantial sums for our sales and marketing efforts to promote cable operator and subscriber awareness of our digital cable programming and services. The digital cable television market is new and rapidly evolving. Therefore, it is difficult to predict the rate at which this market will grow, if at all. If the market fails to grow, or grows more slowly than anticipated, our sales will be lower than expected and our operating results will be harmed. Even if the market does grow, we cannot be certain that our digital cable programming and services will realize market acceptance or will meet the technical or other requirements of cable operators or their subscribers. The failure of TVN Digital Cable Television or Pay-Per-View Feeds Service to gain market acceptance would cause our sales to be lower than expected and seriously harm our business prospects.

   Our marketing efforts to date with regard to our digital programming and services have involved identifying specific cable system market segments that we believe will be the most receptive to our digital programming and services. We cannot be certain that we have correctly identified our markets or that our TVN Digital Cable Television or Pay-Per-View Feeds Services will adequately address the needs of our markets. Broad commercialization of our digital cable programming and services will require us to overcome significant market development hurdles, many of which may not currently be foreseen.

Our success will depend in large part on our ability to sign long-term agreements with cable operators to deploy TVN Digital Cable Television and Pay-Per-View Feeds Service.

   As of December 31, 1999, we have entered into agreements with only 84 cable operators. Our ability to obtain additional long-term agreements will depend upon, among other things, the successful commercial deployment of our TVN Digital Cable Television and Pay-Per-View Feeds Service pursuant to our initial agreements and our ability to demonstrate that our digital cable programming and services are reliable and more attractive to cable operators and their subscribers than alternative services. We cannot be certain that we will be able to enter into definitive agreements with additional cable operators or that the ongoing economic viability of TVN Digital Cable Television or Pay-Per-View Feeds Service will be successfully demonstrated.

   We do not set the prices charged by cable operators to their subscribers for TVN Digital Cable Television or for pay-per-view movies and events. The level at which prices are set may adversely affect the number of subscribers and/or the rate at which subscribers purchase pay-per-view movies or events. Therefore, we cannot be certain that we will be able to achieve projected rates of return. The market for digital cable television programming and services is new, and our digital cable service is only one possible means available to cable operators for providing pay-per-view movies and events in the home. Although we believe that our TVN Digital Cable Television offers a comprehensive and economically viable digital cable solution, we cannot be certain that we will be successful in obtaining a sufficient number of cable operators who are willing:

  . to be early adopters of new technology rather than waiting for widespread industry implementation;

  . to risk subscriber dissatisfaction if the removal of existing analog channels is required to accommodate new digital channels that will only be available to digital subscribers and not to the system's entire subscriber base;

  . to bear the costs of purchasing new digital television set-top cable boxes and installing and supporting required receiving equipment at their facilities; or

  . to sign and remain party to long-term agreements with us for our digital cable programming and services, including an arrangement to share revenue from pay-per-view movie and event buys.

   Our failure to enter into or to sustain additional long-term agreements with cable operators and/or their lack of acceptance of digital cable programming and services would harm our operating results and our ability to achieve sufficient cash flow to service our indebtedness, including the notes.

Selling and installing TVN Digital Cable Television requires lengthy sales and implementation cycles, and delays could cause actual revenue and earnings to be less than expected.

   The decision by a cable operator to deploy TVN Digital Cable Television is often viewed as an important and strategic decision that generally requires us to engage in a lengthy sales cycle of typically between three and six months. During this process, we provide a significant level of explanation to prospective cable operators regarding the use and benefits of our digital cable programming and services to cable operators and their respective subscribers. Additionally, the sales cycle can be delayed by the size of the transaction and prospective implementation costs including the purchasing, installing and maintaining new digital television set-top cable boxes, installing and supporting required digital equipment at the operators facility, as well as the potential complexity of financing or other arrangements. The cable operator's implementation of TVN Digital Cable Television involves a significant commitment of resources over an extended period of time which may lead prospective operators to defer indefinitely the decision to implement TVN Digital Cable Television or to delay implementation despite having agreed to do so. For these and other reasons, the sales and customer implementation cycles are subject to significant delays over which we have little or no control. Delay in the sale or implementation of even a limited number of TVN Digital Cable Television installations would reduce our operating results and could harm our business prospects.

Because we expect cable operator agreements to generate a significant portion of our revenue, the loss or deferral of even a small number of agreements could cause our operating results to vary significantly.

   We expect that a significant portion of our future revenues will be generated from long-term agreements with cable operators. A delay in generating or recognizing revenue from a limited number of these agreements could cause significant variations in our operating results and could result in further operating losses. We recognize revenues under our cable operator agreements only when our TVN Digital Cable Television or Pay-Per-View Feeds Service is successfully integrated and operating and subscriber billing commences. Accordingly, the recognition of revenues will lag the announcement of a new cable operator agreement by at least the time necessary to install the service and to achieve a meaningful number of subscribers and/or the rate at which subscribers purchase pay-per-view movies or events. We expect that the number and timing of cable operator agreements and the effect of anticipated lagging revenues, all of which are difficult to forecast, may cause significant fluctuations in our operating results, particularly on a quarterly basis.

We operate in highly competitive markets and face intense competition from existing and potential competitors, which could limit our ability to gain market share.

   Our competitors include a broad range of companies engaged in communications and home entertainment, including small dish satellite services and programming providers, wired and wireless cable operators, broadcast television networks, home video companies featuring videocassette and digital video disk technologies, as well as companies developing new in-home entertainment technologies, such as the video-on-demand service being marketed by DIVA Systems Corporation. We expect that competition will increase substantially as a result of these and other new products and services, as well as from industry consolidations and alliances. As a result, we may be unable to achieve our sales and market share goals. In addition, we expect that an increasingly competitive environment may result in price reductions that could reduce profit margins and cause loss of market share. We cannot be certain that we will be able to compete successfully with new or existing competitors or that competitive pressures will not reduce our revenues and operating results.

Because we are significantly smaller than most cable companies, we may lack the financial and other resources to obtain sufficient market share.

   We expect to encounter a number of challenges in competing with large cable companies that generally have large installed subscriber bases and significant investments in, and access to, competitive programming sources. In addition, these large cable companies have the financial and technological resources to create their own digital tier of services, including pay-per-view movies. We also face the risk that the current trend of industry consolidation will continue with the result that smaller and medium size cable operators that might otherwise become our customers will be acquired by such large cable companies. Currently, the only other available alternative for cable operators that wish to offer digital services similar to those provided by small satellite dish is a satellite transmitted digital programming delivery service commonly known as "HITS," a name derived from the acronym for "Headend-In-The-Sky." Certain telephone companies have announced initiatives and have made significant investments to become digital television providers. We cannot be certain that we will be able to compete effectively against HITS, telephone companies or other companies that provide digital cable television programming and services. Moreover, we cannot be certain that large cable companies developing their own digital tiers of programming will not offer such services to our target markets.

Because small dish satellite companies are better positioned to introduce digital television programming and services to viewers, we may emerge from this industry phase of introducing digital television programming with only a limited market share.

   We compete with companies offering digital programming direct-to-the-home via various small dish satellite systems. Increased competition by small dish satellite companies could lower our profit margins and reduce our market share. Small satellite dishes offer consumers the appeal of significantly expanded channel capacity, features such as an interactive on-screen program guide, digital pictures without the signal disruption often seen in analog video, CD quality digital music channels and many channels of movies and sports available on a pay-per-view basis. Several well capitalized small dish satellite companies pose a substantial threat to cable operators. DirecTV, owned by Hughes Electronics, was the first all-digital small dish satellite service and as of November 1999 had in excess of 7.8 million subscribers to its satellite small dish service according to its recent press release. Two other satellite small dish services are currently in operation: EchoStar, which markets its digital television service under the "Dish Network" brand name, and USSB, whose small satellite dish programming service is owned by, and operates in tandem with, DirecTV and offers premium subscription programming such as multiple HBO and SHOWTIME channels. A medium sized satellite dish service, PrimeStar, has also been acquired by DirecTV. Currently, local programming is generally unavailable through small dish satellite services; however, recently enacted legislation facilitates the ability of small dish satellite companies to include local broadcasts in their digital programming services. Given small dish satellite systems' ability to market directly to viewers, these companies may be better positioned to introduce new digital programming and services. Because they have large subscriber bases, small dish satellite companies may also be able to devote significantly greater resources to the development and marketing of new competitive products and services.

Because the market for the sale of consumer products by electronic media is intensely competitive, we may be unable to gain meaningful market share.

   We compete with other televised shopping programs, Internet merchants and catalog and other traditional retailers for the sale of consumer products. Many of our competitors, both in television and Internet commerce, have substantially greater financial, distribution and marketing resources than we do. As a result, we may be unable to achieve or sustain sufficient market share to sell our products profitably. The televised home shopping industry is dominated by two established competitors, the Home Shopping Network and the QVC Network. Both of these networks have substantially more viewers than we do. We also compete with ValueVision, another broadly distributed television commerce company. These and other competitors may enter into business combinations, joint ventures and strategic alliances with each other, which could further enhance their resources.

If our relationships with our programming providers falter, we may not be able to obtain sufficient popular programming to offer to cable systems and their subscribers, and our revenues would fall.

   We depend on all the major and many independent movie studios to provide us with hit movies that appeal to mass audiences. Our current pay-per-view movie programming is obtained through on-going, unwritten arrangements that have no specific renewal provisions. We have relationships with the Playboy Entertainment Group, supplier of the Spice pay-per-view adult movie service and the Playboy Channel that we distribute,

ESPN, for our ESPN GamePlan college football subscription and pay-per-day-programming packages, and Guthy-Renker, creator of direct response television "infomercials" which sell various products direct to the viewer, including self-improvement tapes and home exercise equipment. We cannot be certain that any of our existing relationships will continue, that we would be able to obtain or develop substitute programming or that such substitute programming would be comparable in quality or profitability to our existing programming. Because our ability to succeed in the digital cable television market will depend on our ability to continue obtaining desirable programming and successfully market it to cable operators and their subscribers, the termination of any of our existing programming relationships could significantly reduce our sales and operating results.

If we cannot deliver programming to our cable operator customers and their subscribers within the time periods advertised, our revenue will fall and our ability to offer our programming and services will be harmed.

   Our failure to deliver programming within the time periods advertised, whether or not within our control, could result in dissatisfied subscribers and in lost orders for services which we could have otherwise sold. Dissatisfied cable operators and subscribers may choose to no longer subscribe to our digital cable programming and services, which could reduce our current and future revenue. Although we maintain insurance against business interruption, we cannot be certain that such insurance will be adequate to protect us from significant loss in these circumstances, or that a major catastrophe such as an earthquake or other natural disaster would not result in a prolonged interruption of our business. In particular, our operations center is located in the Los Angeles area, which has in the past and will in the future experience significant, destructive seismic activity that could damage or destroy the operations center. In addition, our ability to make deliveries to subscribers within the time periods advertised depends on a number of factors, some of which are outside of our control, including equipment or software failure and our inability to provide programming to cable subscribers due to service outages experienced by cable systems that comprise our distribution network.

Our home shopping business may not grow if we are unable to increase our television distribution.

   If we fail to increase the television distribution of our shopping programming, our revenue growth from this business will slow or decline. Increasing the television distribution of our shopping programming requires entering into new carriage agreements and acquiring additional television media time. We cannot be certain that we will be successful in entering into agreements or acquiring media time on terms acceptable to us. Additionally, we cannot be certain that the funds required to enter into these agreements or to acquire such media time will be available to us.

The loss of even a limited number of our satellite transmitters, and our Galaxy IX satellite transmitters in particular, could prevent us from offering our digital cable programming and services and harm our results of operations.

   We transmit our programming content via 15 signal transmitters leased on two PanAmSat satellites, Galaxy III and Galaxy IX, both of which have desirable geostationary orbital positions with transmission coverage of the continental United States. Our failure to maintain sufficient, well-located satellite transmitter capacity would impair our ability to offer our digital cable programming and services and would harm our results of operations. Our satellite transmitter leases both expire in 2006, prior to the expiration of each satellite's expected useful life. We cannot be certain that we will be able to obtain replacement transmitter capacity on terms acceptable to us or at all. If either satellite was destroyed or became inoperable prior to the expiration of our lease, we would need to obtain replacement satellite transmitter capacity. We cannot be certain that such replacement capacity will be available when required or, if available, that it will be on terms acceptable to us. The satellites now used by us are also subject to the risks of all satellites, including damage or destruction by space debris, military actions or acts of war, anti-satellite devices, electrostatic storms, solar flares, loss of location or other extraterrestrial events. In addition, satellite signal transmitters may malfunction or become inoperative in the ordinary course as a result of faulty operation or latent faults in design or construction. If, for these or any other reason, we were unable to transmit our programming on one or more of our satellite transmitters, our revenues and operating results would fall and our business could be seriously harmed.

Because we rely on PanAmSat satellites for transmission of all our programming, we could lose substantial revenue if PanAmSat were unable to meet our needs.

   Our relationship with PanAmSat is important to our business. We could lose substantial revenue if PanAmSat were unable for any reason to satisfy our satellite transmission commitments, or if any of these transmissions failed to satisfy our quality requirements. In the event that we were unable to continue to use our PanAmSat satellite capacity or obtain comparable replacement satellite capacity via PanAmSat, we would have to identify, qualify and transition deliveries to an acceptable alternative satellite transmission vendor. This identification, qualification and transition process could take six months or longer, and we cannot be certain that an alternative satellite transmission vendor would be available to us or be in a position to satisfy our delivery requirements on a timely and cost effective basis.

We rely on General Instrument for technology and services essential to our business, some of which are available only from General Instrument. We might be unable to operate our business if General Instrument fails to meet our expectations or if these technologies and services are no longer available to us.

   We are dependent on General Instrument, which recently agreed to be acquired by Motorola, Inc., for services to turn on and off the showings of our pay-per-view movies and events ordered by cable subscribers, and for the continued development and standardization of equipment and the analog and digital cable transmission technologies, known as DCII technology, that we use. Our relationship with General Instrument includes not only the use of its DCII technology and encoding equipment to digitally process our programming, but also includes General Instrument's manufacture and supply of DCII cable system equipment and television set-top cable boxes that are important to the successful deployment of our TVN Digital Cable Television. We have no written agreement with General Instrument for the provision of services to turn on and off the showings of our pay-per-view movies and events, for which they are the only provider. If we were unable to continue to receive these services from General Instrument on acceptable terms, our only alternative would be to build our own facility. We cannot be certain that building our own facility could be completed in a timely manner or on a cost effective basis. If General Instrument were unable for any reason to meet our TVN Digital Cable Television deployment strategy, development schedule or delivery commitments with respect to either cable system equipment or television set-top cable boxes, we would be unable to meet our revenue goals and our operating results would be harmed. If we are unable to continue to obtain and use the DCII technology, we would have to identify, qualify and transition digital processing to an acceptable alternative vendor. This identification, qualification and transition process could take six months or longer, and we cannot be certain that an alternative vendor would be available to us or be in a position to satisfy our delivery requirements on a timely and cost effective basis.

We depend on technology and services provided by third parties. If we were unable to access these technologies and services, our ability to operate our business would be impaired and our results of operations would be harmed.

   Our technical infrastructure features in-house production, storage and digital processing, and other outsourced services supervised by TVN personnel. Our revenue and our ability to offer our digital cable programming and services would be harmed if our service providers were unable for any reason to meet our editing and transmission schedule or delivery commitments or if any uplink transmissions failed to satisfy our quality requirements. For instance, our replay, editing and satellite transmission facilities were custom built to our specifications and continue to be operated by Four Media Company, a video editing and facilities service and management company, which owns and operates those facilities for our use under renewable service agreements. Four Media Company recently agreed to be acquired by Liberty Media Corp. If we are unable to continue relying on Four Media Company's operational expertise and technology, we would have to identify, qualify and transition such operations to an acceptable alternative vendor or perform such operations ourselves. This identification, qualification and transition process could take six months or longer, and we cannot be certain that we could perform these services or that an alternative vendor would be available to us or be in a position to satisfy our requirements on a timely and cost effective basis.

We depend on exclusivity arrangements with some of our vendors to provide desirable merchandise for our shopping business, without which our gross profit would decline.

   Our gross profit margin in certain product categories of our home shopping business is partially dependent upon maintaining exclusivity agreements with our vendors for whom we are the only seller, or one of a limited number of sellers, of particular products. Because we are positioned in the electronic commerce market as a seller of certain unique products, including jewelry, new and vintage watches and precious coins and collectibles, we depend upon a limited number of suppliers for such products. This supply cannot be assured. Many of our vendors have not entered into exclusivity agreements with us and may not be willing to do so. Vendors who have entered into exclusivity agreements with us may terminate such arrangements over time. Vendors with whom we wish to establish exclusivity arrangements may instead enter into exclusivity agreements with our competitors. The loss of one or more of our exclusivity arrangements with product vendors could cause our gross profit to decline.

Because we rely on third party vendors to provide us with transactional services, the inability of these vendors to meet our requirements could prevent us from providing our services cost effectively, or at all.

   Our ability to collect our revenue and our results of operations would be harmed if our third party vendors were unable for any reason to meet our transactional service commitments, service management requirements or customer service quality requirements to our cable operator customers. We contract with CSG Systems, Inc. to provide customer billing and subscriber management services. Certain customer response calls are outsourced to TicketMaster Corporation, which maintains regional call centers with extensive switching and live operator capabilities. These systems and resources are part of the transactional services that we offer with our TVN Digital Cable Television. If we are unable to continue using these systems and technological resources, we would have to identify, qualify and transition such operations to an acceptable alternative vendor or arrange for in-house operations. This identification, qualification and transition process could take six months or longer, and we cannot be certain that we could perform such functions or that an alternative vendor would be available to us or be in a position to satisfy our requirements on a timely and cost effective basis.

   In addition, in our home shopping business we rely on the services of a credit card processor, telephone service providers and shipping companies. Should we lose or experience interruptions in the services of any of these service providers, we may not be able to replace these providers and our revenues and results of operations could suffer.

The market for electronic delivery of home television entertainment is characterized by rapidly changing technology. As a result, our digital cable services may become outdated.

   Our future success and ability to remain competitive will depend in significant part upon the technological quality of our products and processes relative to those of our competitors, and our ability to both develop new and enhanced products and services and to introduce products and services at competitive prices in a timely and cost effective fashion. We cannot be certain that our technological development will remain competitive.

   We rely substantially on third party vendors for the continued development of these technologies. We cannot be certain that our vendors will be able to develop technologies in a manner that meets our needs and those of our customers and subscribers. The failure to implement these technologies or to obtain licenses on favorable economic terms from other vendors, individually or in combination, could impair our prospects for future growth.

We cannot be certain that we will be successful in identifying, developing, contracting for the manufacture, and marketing of product enhancements or new services or programming that are responsive to technological change, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or services or that our new products and product enhancements will adequately meet the challenges of emerging technologies, the requirements of the marketplace and achieve market acceptance. Delays in commercial availability of new products and services and enhancements to existing products and services may result in customer dissatisfaction and delay or loss of revenue, and our operating results could decline.

If our signals are pirated, we could lose substantial revenue.

   While we use digital and analog encryption systems designed by General Instrument to minimize the risk of signal piracy, we could lose substantial revenue if signal piracy were to become widespread. The General Instrument encryption system that we use is based on the use of cards inserted into the television set-top cable box, which can be changed periodically to thwart commercial piracy efforts. In addition, electronic countermeasures can be transmitted over the cable system at any time in an effort to counter some types of piracy. However, we cannot be certain that this encryption technology, electronic countermeasures and other efforts designed to prevent signal piracy will be effective. Moreover, we cannot be certain that future technological developments will not render our anti-piracy features less effective or completely useless. Any significant piracy of our programming would substantially reduce our revenues and harm our results of operations.

We rely on a combination of trade secret, copyright and trademark laws, confidentiality and nondisclosure agreements and other such arrangements to protect our proprietary rights and confidential information. The loss of our proprietary rights or confidential information would harm our competitiveness and reduce the value of our business assets.

   We consider our software, scheduling system, telephone ordering system, trademarks, logos, copyrights, know-how, advertising, and promotion design and artwork to be of substantial value and importance to our business. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or obtain and use information that we regard as proprietary. We cannot be certain that the steps taken by us to protect our proprietary information will prevent misappropriation of such information and such protection may not preclude competitors from developing confusingly similar brand names or promotional materials, technology, or developing products and services similar to ours. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. While we believe that our proprietary software, trademarks, copyrights, advertising and promotion design and artwork do not infringe upon the proprietary rights of third parties, we cannot be certain that we will not receive future communications from third parties asserting that our software, systems, trademarks, copyrights, advertising and promotion design and artwork infringe, or may infringe, on the proprietary rights of third parties. Any such claims, with or without merit, could be time consuming, require us to enter into royalty arrangements or result in costly litigation and diversion of management personnel. We cannot be certain that any necessary licenses can be obtained or that, if obtainable, can be obtained on terms acceptable to us. Our failure or inability to develop non-infringing technology or license necessary proprietary rights on a timely basis and in a cost-effective manner would harm our business.

Rapid growth of our business could place a significant strain on our managerial, operational and financial resources and on our internal systems and controls.

   We cannot be certain that we would have adequate resources to effectively manage rapid growth of our business, and our inability to do so could increase our costs and harm our business. Our financial and management controls, reporting systems and procedures are constrained by limited resources. Although some new controls, systems and procedures have been implemented, our growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls. Further, we will be required to manage multiple relationships with various customers and other third parties. We cannot be certain that our systems, procedures or controls will be adequate to support our operations or that our management will be able to successfully offer our services and implement our business plan.

If we fail to attract and retain qualified management, sales, operations, marketing and technology personnel, our ability to meet our business goals will be impaired and our financial condition and results of operations will suffer.

   In particular, our success depends on the continued contributions of Stuart
Z. Levin, our Chairman and Chief Executive Officer, and other senior level sales, operations, marketing, technology, financial and legal officers. Our business plan was developed in large part by these senior level officers and requires skills and knowledge they possess in order to implement. In addition, our products and technologies are complex and we are substantially dependent upon the continued service of our existing engineering personnel. We intend to hire a significant number of additional sales, support, marketing, operations and research and development personnel in 2000 and beyond. Competition for qualified personnel is intense, and we cannot be certain that we will be able to attract, assimilate, train or retain additional highly qualified personnel in the future. If we are unable to hire and retain such personnel, particularly those in key positions, our business prospects may be harmed and our results of operations may suffer.

A substantial portion of our revenues to date have been generated by pay-per-view fees paid by subscribers of our satellite transmitted analog programming for the large home satellite dish market. These revenues may not be sustainable.

   Revenues from our large home satellite dish business declined in fiscal 1996, in fiscal 1998, in fiscal 1999 and are expected to decline in fiscal 2000. The large home satellite dish market faces severe competition from competing forms of content delivery, including digital content transmitted via small satellite dishes, and has experienced no growth over the past four years. As a result, we cannot be certain that we can continue to generate sustained revenues from the large home satellite dish market.

We may be unable to successfully integrate any new companies, products or technologies we acquire.

   We have made and intend to continue to make investments in complementary companies, products and/or technologies. If we fail to successfully integrate these purchases with our existing operations, our ongoing business could be disrupted, the attention of our management and other employees may be diverted from other important projects, and our expenses may increase. Effective January 1999, we acquired substantially all of the assets of the Panda Shopping Channel. In June 1999, we acquired a majority interest in New Media Network, a company involved in the digital delivery of music via the Internet and retail locations. In July 1999, we acquired substantially all of the assets of Guthy-Renker Television, which purchases media time from cable operators and programmers, service providers and television broadcasters and resells such time in packages to direct response infomercial and product sales companies. Such acquisitions may result in difficulty integrating personnel and operations. In addition, key personnel of the acquired businesses may decide not to work for us. If we make other types of acquisitions, we could have difficulty assimilating the acquired technology or products into our operations.

Morgan Stanley Dean Witter has significant influence over us, and may have an interest in pursuing actions adverse to the interests of the holders of the notes.

   Decisions concerning our operations or financial structure may present conflicts of interest between the owners of capital stock and the holders of the notes. For example, the holders of capital stock may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to the holders of the notes. Princes Gate Investors II and its affiliates own 89.3% of our Series B Preferred Stock, which ownership represents 54.8% of our outstanding voting capital stock on an as-converted basis or 45.4% of the voting capital stock on an as-converted, diluted basis including currently outstanding options and warrants exercisable for voting capital stock. The general partner of Princes Gate Investors II and Morgan Stanley are both wholly owned subsidiaries of Morgan Stanley Dean Witter, and two of our directors are employees of Morgan Stanley. As a result of these relationships, Princes Gate Investors II, Morgan Stanley Dean Witter and its affiliates have, and will continue to have, significant influence over our management policies and our corporate affairs.

Our certificate of incorporation requires us, upon demand, to redeem all of the outstanding shares of our Series B Preferred Stock in August 2002. We may be unable to satisfy this requirement, and our creditworthiness, business condition and value of our equity could be harmed as a result.

   Our certificate of incorporation requires us, upon demand, to redeem all of the outstanding shares of our Series B Preferred Stock in August 2002, the mandatory redemption date, for $54.4 million, unless such shares of Series B Preferred Stock have previously been converted into our common stock at the option of the holders thereof, or automatically converted upon our initial public offering. Notwithstanding this requirement, the terms of the notes significantly limit a redemption by us from available cash, but will permit us to redeem the Series B Preferred Stock with the proceeds of an equity financing. If we fail to redeem the Series B Preferred Stock, we would continue to be in breach under our certificate of incorporation from the redemption date until the date of a refinancing, if any. Although a breach of this type has been excluded from the cross default provisions of the notes, it may trigger default provisions in other financial instruments to which we may then be a party. We cannot be certain that holders of Series B Preferred Stock will not take legal action against us in an attempt to enforce their redemption right, demand that we renegotiate the terms of the Series B Preferred Stock or sell additional equity to finance the redemption. These actions may harm our financial condition and have a dilutive effect on the interests of our equity holders. A substantial majority of our Series B Preferred Stock is held by Princes Gate Investors II.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Due to the nature and maturity of the Company's short-term investments the Company does not believe such investments present significant market risk.

                          PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

       27.1  Financial Data Schedule

   (b) Reports on Form 8-K

   There were no reports on Form 8-K filed during the three-month period ended December 31, 1999.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TVN ENTERTAINMENT CORPORATION

Date: March 27, 2000                           By: /s/ Stuart Z. Levin
                                          ----------------------------------------------
                                               Stuart Z. Levin, Chairman of the Board of
                                               Directors and Chief Executive Officer
                                               (Principle Executive Officer)

Date: March 27, 2000                           By:  /s/ John McWilliams
                                          ----------------------------------------------
                                               John McWilliams
                                               Senior Vice President, Finance
                                               (Principle Accounting Officer)