Form 10-K405
period 2000-03-31
TVN ENTERTAINMENT CORP
filed 2000-07-17
CIK 1086655

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended: March 31, 2000

                       Commission File Number:333-78957

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

                           2901 West Alameda Avenue
                               Burbank, CA 91505
         (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: 818-526-5000

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                                     None
                               (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 31, 2000. the number of outstanding shares of the registrant's Common Stock was 173,350.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         TVN ENTERTAINMENT CORPORATION

                REPORT FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                     PART I

 ITEM 1.    BUSINESS....................................................     1
 ITEM 2.    PROPERTIES..................................................    11
 ITEM 3.    LEGAL PROCEEDINGS...........................................    12
 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    12

                                    PART II

 ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....    13
 ITEM 6.    SELECTED HISTORICAL FINANCIAL DATA..........................    13
 ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS..................................    15
 ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..    37
 ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....    38
 ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE...................................    38

                                    PART III

 ITEM 10.   EXECUTIVE OFFICERS AND DIRECTORS............................    39
 ITEM 11.   EXECUTIVE COMPENSATION......................................    42
 ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.................................................    45
 ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    46

                                    PART IV

 ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM      49
             8-K........................................................

                                    PART I

Item 1. Business

TVN Entertainment Corporation

  TVN Entertainment Corporation (TVN) was founded in 1987 by current Chairman and Chief Executive Officer, Stuart Z. Levin, to provide satellite delivered pay-per-view movies and events to owners of large home satellite dishes. During the past fiscal year, our principal business was to offer TVN Digital Cable Television Service (DCTV Service), which was launched in 1997 to provide digital television programming and related transactional services to cable operators utilizing newly developed digital cable technology. Our DCTV Service combined our own digital delivery system with programming content and transactional support services to enable cable operators to expand the number of channels and programs they could offer their subscribers, without the need to rewire or significantly upgrade their existing analog cable systems.

Products and services

 Digital Cable Television Service

  Our DCTV Service has enabled cable operators to substantially enhance the variety and quality of programming choices offered by them during fiscal year 2000, through a more efficient use of their cable transmission capacity, by utilizing cable industry standard digital compression and encryption technology that allows eight or more digital channels to be delivered via one analog channel. Through long-standing relationships with the major and leading independent film studios and sports, special event and adult content distributors, developed in connection with our analog direct-to-home satellite pay-per-view (PPV) movie and event service, we were able to offer a broad range of popular PPV programming in a digital format to cable operators and their subscribers.

  Our DCTV Service has enabled smaller cable operator affiliates to expand the number of video channels they could offer their digital subscribers from 60 analog video channels to over 100 combined digital and analog channels. During fiscal year 2000, our typical TVN Digital Cable Television programming package provided the following services:

  . up to 32 digital channels of pay-per-view movies and events;

  . a channel showing previews of currently offered films and coming attractions;

  . adult programming;

  . 40 CD quality digital music channels from DMX, a leading provider of digital music services to cable operators for distribution to their subscribers;

  . the TV Guide interactive on screen program guide which displays comprehensive program listings, including each system's analog channels and local broadcasts, and provides parental control;

  . access to new digital basic and additional premium channels selected by the cable operator; and

  . continued access to the system's existing analog cable and local channels.

  DCTV support services provided by us for the cable operator include:

  . automated ordering and authorization of pay-per-view movies and events;

  . customer service and billing;

  . engineering and marketing support;

  . studio licensing and fee administration; and

  . the installation of equipment at the cable operator's plant that is capable of receiving television programming in digital format.

  The typical monthly fee which has been charged by the cable operator to subscribers for this digital programming package has generally been sufficient to cover (i) the monthly DCTV Fee paid to us by the cable operator and (ii) the amortized cost of their deployed digital television set-top cable boxes. Revenues generated from orders for our pay-per-view movies and events have been shared by us and the cable operator based on a percentage of the pay-per-view revenue billed to subscriber.

  Our DCTV Service has combined a digital delivery system with programming content and support services to enable cable operators to offer a digital programming package to their subscribers and it has provided cable operators with:

  Content. Our typical DCTV programming package has featured a large selection of content, including multiple channels of video and audio programming as well as an interactive on-screen program guide.

  Automated ordering and authorization. We have provided automated ordering and authorization as required to process large volumes of pay-per-view orders. Such authorization, known as conditional access, is the process by which subscribers' television set-top cable boxes are authorized by our digital operations center to receive our encrypted pay-per-view movie or event programming for at least one full showing.

  Customer service. Our customer service facilities have allowed cable operators to meet the customer service demands that accompany the increased capabilities of our DCTV Service. Subscriber orders for pay-per-view movies and events were received electronically through either automatic telephone number identification or the television set-top cable box. Cable subscriber inquiries and large home satellite dish subscriber inquiries have been handled by our call centers. Large home satellite dish subscriber inquiries have been handled for us by Ticketmaster.

  Billing, reporting and subscriber management. The billing, reporting and subscriber management system we have used during this fiscal year was developed by CSG Systems and was enhanced in conjunction with us specifically to support our DCTV Service. We billed for some pay-per-view orders via subscribers' authorized credit cards, which reduced billing costs and bad debt during this year. For cable operators that wanted to provide pay-per-view service for subscribers who do not have or do not wish to use a credit card, we billed subscribers for pay-per-view orders via a separate pay-per-view bill. We also delivered pay-per-view billing data to each cable operator that wished to include this information on the regular monthly bill sent to subscribers. The billing software provided detailed management and marketing reports which we believe have been valuable to our cable operator customers.

  Engineering support. As part of our DCTV Service we committed to facilitate rapid service implementation. During fiscal year 2000 we generally were able to have this Service operational in a cable system within 90 days, by arranging for the delivery, testing and installation of preconfigured digital equipment at the cable operator's facility. Either we or our subcontractors' personnel completed and tested the installation, and remained on site until the digital equipment became fully operational.

  Marketing. We assisted cable operators during fiscal year 2000 to create programming packages and related advertising and marketing campaigns in an effort to maximize penetration, pay-per-view purchase rates and revenues from our DCTV Service. Working with the Friedland, Jacobs advertising agency, we developed a "Go Digital" campaign which provided cable operators with a package of marketing materials designed to increase the number of their digital subscribers. In addition, we contributed to their cooperative advertising and marketing of our DCTV Service.

  Studio licensing and fee administration. We have long-standing relationships with all the major and leading independent film studios and key sports, special events and adult programming distributors. These relationships have been essential to obtain the popular programming that would drive subscriber demand for digital pay-per-view movies and events. In addition, we provided a single source of digital programming for cable operators, the breadth and quality of which has been valuable to cable operators because together they offered the potential for increased penetration and pay-per-view purchases.

 Benefits of DCTV Service for cable operators

  We have required our cable operator affiliates to agree to multi-year agreements to offer our DCTV Service, during which the cable operator has agreed to pay us a monthly fee per digital subscriber based on achieving certain subscriber penetration rates and/or for agreeing to carry a greater number of channels of our pay-per-view offerings. For cable operators who did not wish to obtain all of our digital services, we offered our services on an "a la carte" basis, the fees for which were determined according to the services to be provided.

  To receive our DCTV Service, cable subscribers must have a DCII compatible television set-top cable box, which has cost our cable operator affiliates approximately $300 each. The monthly charge paid by subscribers for the digital programming package has generally been sufficient to cover the cable operator's amortized cost of DCII television set-top cable boxes over the term of our standard cable operator agreement. The digital equipment required at a cable operator's facility to receive DCTV Service has typically cost the cable operator approximately $50,000. For cable systems serving in excess of 5,000 subscribers, we have generally agreed that for so long as the agreement remains in effect, we would make monthly payments to the operator approximating the cable operator's monthly financing payments on 80% of the cost of such digital equipment. We have assumed no obligations, however, to third-party non-manufacturer financing entities.

 Benefits of DCTV Service for cable subscribers

  Our DCTV Service has provided and continues to provide "near-video-on-demand" capability, the primary attribute of which is that pay-per-view movies have multiple start times, at brief intervals. Subscribers have ordered pay-per-view films either by telephone using our automated number identification system or through the DCII television set-top cable box using the built in impulse pay-per-view purchase system. Movie start times are a function of how many channels are dedicated to telecasting a particular movie and the running time of that movie. For instance, if a two-hour movie is telecast in digital format on four channels, it could start every 30 minutes on one of those channels. In contrast, during fiscal 2000, our analog signal pay-per-view movies have started approximately every two hours. A disadvantage of near-video-on-demand service is the inability to "pause" the program to allow for a brief delay in viewing the movie, and than have it restart at the scene at which the pause occurred. This disadvantage is eliminated by video-on-demand service. See "--Recent Developments--Video-on-Demand business overview."

 Pay-Per-View Feeds Service

  We also offered and continue to offer digital satellite feeds of pay-per-view movies and events as our PPV Feeds Service to larger cable systems, transmitting all of our programming from two PanAmSat satellites that receive and transmit video and audio signals electronically. Our Pay-Per-View Feeds Service transmits to cable systems the same digital PPV movies, sports and special events offered with our DCTV Service.

  During fiscal year 2000, we marketed our Pay-Per-View Feeds Service to larger cable systems that did not require all of our digital services, but could benefit from our single source distribution of pay-per-view content. Our Pay-Per-View Feeds Service allowed cable systems to avoid the significant capital investment required for processing, storage, scheduling and delivery of digital pay-per-view programming, and generated cash flow at little incremental cost to us.

 Marquee Mix Service

  Our Marquee Mix Service (a subset of our PPV Feeds Service) transmits the same PPV hit movies and events which cable operators received in digital format and then converted to analog format for delivery to their subscribers. With our DCTV, PPV Feeds and Marquee Mix Services, we shared with the cable operator revenues generated by cable subscribers' purchases of our digitally transmitted pay-per-view movies and events.

 Digital signal technology

  In systems which have offered either our Pay-Per-View Feeds Service or Marquee Mix Service during fiscal year 2000, the cable operator has been responsible for distributing, authorizing and billing its subscribers for their pay-per-view orders. On a monthly basis, the cable operator provided us with a report of gross pay-per-view revenue and remitted the portion payable to us. While our Pay-Per-View Feeds Service helped us to establish relationships with certain large cable operators who own multiple systems, this did not lead, as we had planned, to their implementation of our DCTV Service. We believe our VOD Service will be attractive to certain of these cable operators. See "--Recent Developments--Video-on-Demand business overview")

 Cable operator agreements for PPV services

  During fiscal year 2000, we operated under agreements with cable operators for our DCTV, Pay-Per-View Feeds and Marquee Mix Services. At our fiscal year end, approximately 29,000 cable customers had subscribed to our DCTV Service. At June 15, 2000, our DCTV Service was offered by sixty (60) cable operators, our Pay-Per-View Feeds Service was offered by five (5) cable operators, and our Marquee Mix Service was offered by sixteen (16) cable operators.

  We also provided a customized digital programming package for one multi-system cable operator (MSO) that also carries the in Demand pay-per-view movie service in twenty-one (21) of its systems, serving an aggregate of 2.4 million subscribers. This customized package includes pay-per-view movies and events that are differentiated from those offered by inDemand, as well as the Spice and Playboy adult programming channels.

  Our digital cable television strategy had been to become a leading independent provider of digital pay-per-view programming and services to cable operators, and expand our cable operator base by entering into long-term agreements with cable operators to maximize the number of subscribers who had access to our digital cable programming and services.

 Large home satellite dish business

  During fiscal year 2000, we continued to operate our satellite transmitted direct-to-home, multi-channel pay-per-view movie and event analog signal programming service for the large home satellite dish market.

  During this fiscal year, General Instrument marketed its new 4DTV technology receivers, designed by it to serve as a digital/analog replacement for existing analog large dish receivers. This new digital receiver would allow large dish home satellite owners to receive:

  . unencrypted analog and digital signals;

  . analog signals encrypted in a cable industry standard technology called
    VideoCipher II Plus; and

  . digitally compressed signals encrypted in cable industry standard DCII
    Technology.

  Large dish home satellite owners equipped with 4DTV receivers could receive more programming, in digital format, than that offered by direct broadcast small dish satellite services. Both General Instrument and we expected a significant portion of the existing large dish home satellite base to acquire 4DTV receivers and access these new digital channels. We were the sole provider during this fiscal year of pay-per-view movies licensed from the major and leading independent studios, for service to both the analog large dish home satellite market and the large dish home satellite owners equipped with 4DTV digital receivers. However, a large scale switch by such large dish owners to 4DTV receivers did not take place. See "--Recent Developments--Post year end transition."

 Home shopping services

  In January 1999, we acquired substantially all of the assets of the Panda Shopping Network, using our digital infrastructure and delivery system to offer home shopping programming as a live, on-air home televised shopping channel specializing in the offer and sale of merchandise such as jewelry, watches and precious metal collectible coins. The television commerce industry has long been dominated by two established competitors: The Home Shopping Network and the QVC Network. We also competed during this fiscal year 2000 with ValueVision, another broadly distributed television commerce company. Additionally, we had to compete with other companies which sold consumer goods on the Internet, and generally with traditional store and catalogue retailers. In the television home shopping market, we sought to compete on the basis of the breadth and quality of merchandise selection, price and customer service, but were largely unsuccessful. See "--Recent developments--Discontinued operations."

 Media time sales

  In July 1999, we acquired substantially all of the assets of the Guthy-Renker Television Network (GRTV) to reach an expanded audience for our home shopping and other programming. Following our acquisition of these assets we operated the GRTV business which acquires media time from cable operators and programmers, service providers and television broadcasters, and resells such time in packages to direct response infomercial and product sales companies.

 Video-on-Demand service

  Video-on-Demand (VOD) Service offers cable subscribers the ability to order, start, pause, rewind and fast forward video programming on demand. In conjunction with several manufacturers of specialized digital computer servers, we have developed our own VOD digital content delivery, management and scheduling service (VOD Service) for cable operators who install a digital server at their head-end facility to store and deliver the PPV content we transmit. Along with this digital PPV content, we also offer management services for use in conjunction with digital servers acquired and utilized by the cable operator. In April 2000, we began to devote substantially greater resources to this product offering. See "--Recent developments--Video-on-Demand business overview."

 Future products and services

  During fiscal year 2001, we plan to leverage our various core capabilities, services and infrastructure to provide electronic commerce services via a multi-featured Internet website (named "Netsmart"), which is owned and operated by our affiliate, Netsmart, Inc., a corporation currently controlled by Chromazone, LLC. Chromazone, LLC is a limited liability corporation majority (currently 64.4%) owned by us, with the remaining equity interest owned by an unrelated entity, Digital Evolution, L.P., a limited partnership. The Netsmart website and related online service was co-developed during fiscal year 2000 and the current fiscal year, by Chromazone and Citicorp Electronic Services, Inc. (e-Citi), a unit of Citigroup Corporation. Chromazone LLC, was formed to develop and license e-commerce engine software and related interactive applications. Under the terms of Chromazone's limited liability operating agreement, we made an initial capital contribution of $50,000, we contributed an additional $2,900,000, and we are required to make further capital contributions only upon the unanimous vote of all members. We have allocated profits and losses according to our ownership percentage and have the right, together with the other 35.6% owner, to appoint a majority of its board of directors. We anticipate that Chromazone may perform consulting and software development services to create one or more Internet portal sites and integrate them to effect consumer transactions via the Internet and digital cable platforms. We are currently beta testing the Netsmart site, and expect it to launch during fiscal 2001.

  We expect Netsmart to offer a wide range of consumer oriented electronic commerce services, including Internet service provider, browser and hosting services for affinity and affiliate partners, and home banking, finance, home shopping, digital music, healthcare information and consulting, and other consumer features and applications. The development stage of the Netsmart business has been funded equally by Chromazone LLC and eCiti pursuant to an agreement between those entities whereby eCiti has the right to receive for its cash and in-kind contributions to Netsmart, Inc., an equity interest therein equal to that of Chromazone, upon obtaining approval for such transaction from the office of Controller of the Currency (OCC), the application for which is currently pending before that U.S. regulatory agency.

  In June 1999, we acquired a majority equity interest in New Media Network, Inc. (NMN), a start-up company formed to distribute music that would be downloaded from the Internet in digital format, and to offer such music and other entertainment products at retail locations and via the Internet. We purchased Series B Preferred Stock of NMN representing approximately 60% of its outstanding capital stock, for $6.0 million in cash and services, including satellite transmission services. We have the right to appoint a majority of NMN's board of directors and limited rights to register our shares of its stock with the Securities and Exchange Commission. NMN is currently positioning itself as a business-to-business provider of digital music and other entertainment content.

  We acquired and own a minority equity interest in Decision Support Systems, Inc., a development stage formed in fiscal 2000 to provide healthcare-related content and services to consumers via the Internet, broadband platforms and other delivery mediums.

  We have been seeking to leverage our core competencies into new Internet and interactive services. Our strategy is to remain at the forefront of implementing the newest technologies and systems that enable us to deliver and manage digital content and services. Our digital delivery system can also be enhanced to provide additional programming and interactive services via the Internet as they become technologically feasible and economically attractive, including high speed Internet connectivity, telephony and related services.

  Prior to fiscal year end 2000, we began to create a business plan to utilize our existing digital infrastructure and the core capabilities we developed for our DCTV and PPV Feeds businesses, to develop a new business named Digital Content Express (DCX), to provide services and products for the delivery and management of digital content. See "--Recent developments--Digital Content Express business overview."

Programming

 Pay-per-view movies

  We have licensed and continue to license our pay-per-view movies from the major and leading independent film studios, selected on a movie-by-movie basis. To maximize the viewing audience for their films, the studios have not granted exclusive pay-per-view rights to movies in the U.S. market. Major Hollywood movies have usually been released simultaneously to all participants in the pay-per-view market, typically 45 to 55 days after they are released to the home video market, and approximately six months before they are released to premium pay subscription movie programmers such as HBO and Showtime.

  The typical movie license fee arrangement entitles the film studio to receive 50% of pay-per-view revenues from major films, and 40% to 50% from less popular films, without minimum guarantees. During fiscal year 2000, some studios experimented with earlier pay-per-view release windows for certain movies in return for minimum subscriber purchases guarantees from pay-per-view programmers, which in general, were well below the subscriber purchase rates that we had previously experienced with our large dish home satellite market, so we took advantage of these early window opportunities with minimal risk.

  We select our movie programming based on a variety of factors, the most important of which has been box office gross revenue, followed by the availability of other film releases in the pay-per-view window, potential appeal to our subscriber base and the desired mix of content aired on our channels at any given time.

 Sports and special events

  We obtained during fiscal 2000 nonexclusive rights to telecast special pay-per-view events such as championship boxing and wrestling matches, live concerts, martial arts matches, rodeos and other sports and entertainment events. We have strong relationships with all the major boxing and wrestling promoters, and promoters of other sports events, major live concerts and specialty programming.

 ESPN Game Plan

  During fiscal 2000, we continued to retransmit ESPN GamePlan college football programming and also performed for ESPN certain transmission and authorization services for the 1999 college football season for a fee paid to us by ESPN. During the 1999 college football season, we also transmitted and distributed a digital version of ESPN GamePlan to the cable market and to large home satellite dish owners who purchased 4DTV digital reception equipment, for which we received satellite programming transmission service fees from ESPN and a share of the subscription and pay-per-day revenues derived therefrom.

 Playboy and Spice Channels

  The Spice Channel, formerly called AdulTVision, was distributed by us during fiscal 2000 to our large dish home satellite subscribers and to certain of our cable affiliates. Spice featured non-rated adult movie content created by the Playboy Entertainment Group, and was available in analog signal format for $6.99 per day, or on a monthly or quarterly subscription basis. We were the exclusive distributor of the Spice Channel in the large dish satellite market, for which we received a substantial share of the subscription and pay-per-day revenues. We also transmitted and distributed a digital format version of Spice and the Playboy Channel, to the cable market and to large home satellite dish owners who had purchased digital reception equipment, for which we have received satellite programming transmission fees and a substantial share of the subscription and pay-per-day revenues generated thereby.

 Guthy-Renker

  We maintained during fiscal 2000 and continue to maintain our long-standing relationship with Guthy-Renker Corporation (GRC), the leading company engaged in direct response "infomercial" home shopping, to transmit its home shopping "infomercials." We have been responsible for satellite transmission of this programming, telecast in both analog and digital formats. For our services, we receive monthly fees from GRC.

 The National Football League

  During fiscal 2000, we maintained a close working relationship with the NFL to provide NFL Sunday Ticket programming solely to the large home satellite dish market. For the 1999 NFL Season, we provided the NFL with the use of up to ten of our satellite programming transponders for transmission of the NFL Sunday Ticket, which provided subscribers access to all of the regular season Sunday afternoon NFL games for a per season price of approximately $159. The satellite transponders that transmitted our programming were uniquely attractive to the NFL because they were contiguously located on a single, well positioned satellite, enabling subscribers to use their satellite remote control to easily click from one NFL game to another. We preempted our regular movie programming during the hours covered by our NFL agreement. In addition to payments for satellite transponder use during the 1999 NFL season and distribution fees earned from subscription sales to the NFL Sunday Ticket programming package, we also benefited from promotional commercials for our PPV movies inserted during NFL games, also airing at the conclusion of NFL game telecasts.

Marketing and sales

 Marketing to cable operators

  Our marketing efforts during fiscal 2000 were focused on highlighting the financial and operational advantages to cable operators of implementing our DCTV Service. These marketing efforts largely consisted of participation in industry conferences and trade shows, trade advertising and direct contacts with cable operators. To assist in marketing our digital cable programming and services, we also developed a database of the cable systems operating throughout the United States, the details of which included the number of subscribers served by each discrete system, type of billing system used, current hardware vendor, channel capacity and addressability. This data was supplemented with available knowledge of the cable operator's strategic goals and competitive issues required to formulate proposals as to how our digital cable services might best meet the needs of a particular cable operator. Such proposals were expected to draw from the spectrum of our PPV services, ranging from our DCTV Service for smaller cable systems to our Pay-Per-View Feeds Service for larger systems.

 Marketing to cable subscribers

  As part of our DCTV Service, during fiscal 2000 we offered a complete marketing package for cable operators, to assist them in developing effective marketing campaigns for promoting our digital programming package to their subscribers. It had been our experience that a direct mail campaign alone could generate subscriptions for DCTV Service from approximately 5% of a system's subscriber base, so we developed a comprehensive marketing plan using all media for what we believed would yield more effective and rapid subscriber penetration. The marketing plan included a demographic and competitive analysis, with specific marketing recommendations for type of media and duration.

  We also assisted our cable operator affiliates to tailor their programming packages and advertising and marketing campaigns, in an effort to increase the number of subscribers and the number of their pay-per-view purchases. We consulted during fiscal year 2000 with many of our cable operators affiliates on the design, marketing and introduction of digital programming packages for their subscribers. Our goal was to obtain a 12% higher DCTV Service penetration rate and two pay-per-view purchases per subscriber per month within twelve months of launch. Our "Go Digital" campaign, developed with the Friedland, Jacobs Agency, promoted our DCTV Service in 30 and 60 second video spots shown on existing analog cable channels, with direct marketing materials targeted at subscribers most likely to sign up for a digital programming package and become frequent buyers of our pay-per-view movie and event offerings. After an affiliate's launch of our DCTV Service, our branded print ads, many of which highlighted specific, popular pay-per-view movies and events, were designed to increase subscriber penetration and purchase rates. We also contributed to their cooperative advertising and marketing.

  Cable operators who signed up through fiscal 2000 for our DCTV Service received our launch marketing kit, which included:

  . Newspaper advertisements (customizable, camera-ready ad slicks);

  . 30 and 60 second cross-channel video spots and direct response materials appropriate for;

  . Telemarketing scripts;

  . Subscriber channel line-up cards;

  . Radio scripts, message on-hold scripts, Weather Channel crawl scripts and billing messages;

  . Monthly programming promotions;

  . Press releases; and

  . Customer leave-behinds introducing TVN Digital Cable Television.

  Because the increased penetration rates and buys expected as a result of these marketing efforts did not materialize, we have redirected our marketing efforts to the delivery of our VOD Service. See "--Recent developments--Video-on-Demand business strategy."

Technology and operations

 Network operations

  We have developed a sophisticated technical digital infrastructure comprising in-house production, storage, digital processing and satellite transmission capabilities. Our programming originates from a facility located at our Network Operations Center, which is then transmitted to our satellite transponders from an immediately adjacent facility. Our digital production, transmission and monitoring facilities were custom built to our specifications by Four Media Company (4MC), which was recently acquired by Liberty Media Corp. 4MC employees operate these facilities for us, under our direction and control.

  These production facilities are dedicated to us, while the transmission facility is used for us and other 4MC clients. We own and operate the digital processing equipment. Our Network Operations Center maintains backup power and redundant equipment on site, with brief uninterrupted power supply from commercial batteries and then from a diesel powered generator sufficient for continuous operation thereafter.

  Studio provided film masters are digitally processed, then stored in a digital server for automated playback at multiple start times, which minimizes the number and cost of playback units and personnel required to transmit this content. Our proprietary automated management and scheduling software system (ADONISS), allows all digital content, whether our own or our customers', to be transmitted, scheduled, managed and exhibited by our customers or their end users as desired.

 Satellite transmission

  We currently transmit our programming content via transponders (signal transmitters) leased on two (2) PanAmSat satellites, Galaxy IIIR and Galaxy X, both of which have desirable geostationary orbital positions with transmission coverage of the continental United States. Prior to April 2000, we transmitted our programming content from fourteen transponders on the Galaxy IIIR and Galaxy IX satellites, after which the transponder leases were amended to reduce the number of transponders we lease from fourteen to seven. We currently transmit our digital pay-per-view programming from five transponders on the Galaxy X satellite, and our analog programming from two transponders on the Galaxy IIIR satellite.

Competition

  Our competitors during fiscal 2000 included a broad range of companies engaged in communications and home entertainment, including small dish, high power direct broadcast satellite operators and programming providers, wired and wireless cable operators, broadcast television networks, home video companies featuring videocassette and digital video disk technologies, as well as companies which developed and began to market new in-home entertainment technologies, such as the video-on-demand service marketed by a company named DIVA. As expected, competition increased substantially as a result of these and other new digital products and services, as well as from the unanticipated rapid increase in cable industry consolidations and alliances. We primarily competed against other providers of digital pay-per-view programming, including cable and satellite programmers. We competed on the basis of, among other things, the breadth and quality, price, performance and convenience of our programming and services. The only available alternative for cable operators that wished to offer digital services similar to those provided by small dish satellite operators was a satellite transmitted digital programming delivery service commonly known as "HITS," a name derived from the acronym for "Headend-In-The-Sky." Certain telephone companies also announced digital programming initiatives and have made significant investments to become digital television providers.

  During this period, we also competed with companies offering digital programming direct-to-the-home via various types of small dish satellite systems. These small satellite dishes offered consumers the appeal of significantly expanded channel capacity, with features such as an interactive on-screen program guide, digital pictures without the signal disruption often seen in analog video, CD quality digital music channels and many channels of movies and sports available on a pay-per-view basis. Several well capitalized small satellite dish companies pose a substantial threat to cable operators by expanding their subscriber base, including large numbers of cable subscribers. Thus, DirecTV, owned by Hughes Electronics, was the first all-digital small dish satellite company. Two other small dish satellite companies are currently in operation during the past fiscal year:
EchoStar, which markets its small dish digital television service under the "Dish Network" brand name, and USSB, whose small satellite dish programming service operates in tandem with DirecTV for part of the year (it was acquired during our fiscal 2000 by DirectTV), offering premium subscription programming such as multiple HBO and Showtime channels. A medium size satellite dish service, PrimeStar, was also acquired during fiscal 2000 by DirecTV. During most of this period, local programming was generally unavailable through small satellite dishes; however, legislation facilitating the ability of small dish satellite companies to include local broadcasts as part of their digital programming services enabled them to provide certain local broadcasts in designated regions.

Intellectual property and proprietary rights

  We consider our proprietary software and interfaces, ADONISS management and scheduling system, automatic telephone number identification ordering system, trademarks, logos, copyrights, know-how, advertising, promotion design and artwork to be of substantial value and importance to our business. We rely on a combination of trade secret, copyright and trademark laws, confidentiality and nondisclosure agreements and other such arrangements to protect our proprietary rights and confidential information. Our success depends in part on our ability to maintain protection for our proprietary information, to preserve our trade secrets and confidential information and to operate without infringing the proprietary rights of third parties. See "Factors affecting operating results--We rely on a combination of trade secret, copyright and trademark laws, confidentiality and nondisclosure agreements and other such arrangements to protect our proprietary rights and confidential information. The loss of our proprietary rights or confidential information would have an adverse effect on our competitiveness and the value of our business assets."

Recent developments

 Discontinued operations

  By the end of fiscal 2000, we decided to discontinue operations of our live on-air home shopping division, which included the assets acquired as the Panda Shopping Network. In June 2000, we implemented our plan to discontinue the on-air home shopping business, laying off substantially all of such employees, terminating its relationships with its vendors and suppliers, and discontinuing its use of certain GIIIR transponders which were returned to PanAmSat, the lessor of such transponders. The remaining assets of this division may be sold if an appropriate, qualified buyer can be found. An accounting charge has been taken for these discontinued operations.

 Post year end transition

  In July 2000, we also began developing a plan to (i) scale back significantly the operations of its Digital Cable Television (DCTV) division,
(ii) discontinue entirely its analog C-band large home satellite dish business, and (iii) refocus and redeploy these assets and core capabilities for use in our Video-on-Demand and newly developed Digital Content Express
(DCX) businesses.

 Video-on-Demand business overview

  Video-on-Demand (VOD) is a subset of the broader Content-on-Demand market, which includes products such as Subscription Video-on-Demand, News-on-Demand and various syndication products. These products all require content to be loaded onto geographically-dispersed servers, which can then be accessed by the end-user customer. This service allows consumers to view video content through their cable systems with full VCR functionality (i.e., the ability to start, pause, rewind, fast-forward, etc., whenever they wish). Providing this service requires the ability to distribute professional grade digital video content to cable head-ends and other VOD operators in a highly secure manner, and to manage the real-time distribution of this content as required by the customer. The distribution, monitoring and management of such content are among our core competencies.

  We will initially focus its VOD efforts on the cable and pay television industries as its primary target customer markets. It is currently conducting a VOD trial with a major multi-system cable operator (MSO), is in negotiations with several other cable MSOs for potential commercial VOD deployment, and has responded to a technical request-for-proposal from a cable MSO buying consortium. We are also currently in preliminary discussions with prospects in other industry segments, including cable overbuilders, Digital Subscriber Line
(DSL) operators and other telecommunications service providers.

 Digital Content Express business overview

  We are currently in the process of re-positioning our resources and assets for our new Digital Content Express (DCX) business, whose primary goal is to be a leading system for the delivery and management of digital content. With our DCX Service, customers such as movie studios, television and Internet programmers and other content originators and distributors, will be able to send content to us in any format and have us convert it to digital format for shipment by us anywhere in the world.

  Our existing integrated, end-to-end content management and delivery capabilities are sufficient to offer this service within the United States, but providing global coverage will require additional satellite transponder capacity. Regardless of the geographic points of delivery, the Company's sophisticated ADONISS Content Management System allows all content deliveries to be remotely controlled, scheduled and managed from the Company's Burbank, California Digital Network Operations Center. Content will remain within our transmission system end-to-end, thereby facilitating content security and reliability.

  With the significant investments we have made over the past five years to develop the technology, experienced personnel and infrastructure required to manage and distribute professional grade digital content, we believe we are uniquely positioned to provide our DCX services across the following categories: (i) delivery of professional grade digital content suitable for the emerging VOD market, (ii) digital content rights and management, and (iii) using our existing satellite network to provide instant delivery of digitized content to cable head-ends, DSL central offices, Internet Service Provider "POPS", multi-theater cinemas and other distribution points. Our satellite-based transmission network can effect point-to-multipoint distribution of digital content in a secure, encrypted and cost-efficient manner. Our proprietary ADONISS System and Secure Satellite Transmission (SST) network are the key components underlying our provision of DCX services. In addition to our distribution and content management capabilities, we will utilize our expertise for the conversion of content to a digital format and the secure storage of such content, irrespective of customer hardware platforms.

  We believe that the optimal approach to developing a broad DCX business requires that we initially focus on content delivery for Video-on-Demand and related services such as digital content preparation and storage, which we plan to deliver either to cable head-ends or directly to end-user consumers. We have contracted to provide our DCX management integration and monitoring services for two affiliates in which we own an equity interest: (i) Netsmart, Inc., the above described online service operator which will provide an Internet "transportal" focused on serving affinity and affiliate groups, and
(ii) New Media Network, Inc. (NMN), which plans to launch as a business-to-business supplier of digital music and other entertainment content to online and traditional retailers.

Employees

  As of March 31, 2000, we had 256 employees, including 20 in sales and marketing, 195 in operations and 23 in finance, legal and administration. As of June 30, 2000, we had reduced the size of our staff to 177 employees, largely as a result of the discontinuance of our home shopping business. See "Business--Recent developments--Discontinued operations. None of our employees is currently represented by a labor union. We believe that our relationship with our employees is good.

Item 2. Properties

  We lease approximately 63,346 square feet of office space in the Los Angeles area. The terms of these leases expire at various times through 2005.

Item 3. Legal Proceedings

  On December 13, 1999, we were served with a lawsuit filed in California state court by TV/COM International, Inc., a company with which we entered into memoranda of understanding (MOU) concerning (i) it obtaining a Digicipher II encryption technology license from General Instrument and (ii) its obligation to utilize such license for the manufacture of Digicipher II encryption compatible television set-top cable boxes for us, once TV/COM demonstrated its ability to do so in quantity and to our specifications. The lawsuit alleges breach of contract, fraud and negligent misrepresentation along with several related causes of action and asks the court to award specific damages up to $25 million as well as other unspecified damages and costs. We filed a demurrer which questioned the legal sufficiency of the complaint. The court granted our demurrer and gave TV/Com leave to file an amended complaint, which they did. We demurred again and the court denied this demurrer. We answered the complaint on July 3, 2000, at which time we also filed a cross-complaint against TV/Com. We believe that the claims asserted in the lawsuit are not meritorious and we have retained counsel to provide a vigorous defense and to pursue our cross complaint against TV/COM.

  In addition, we have been party to other legal and administrative proceedings related to claims arising from our operations in the normal course of business. On the advice of counsel, we believe we have adequate legal defenses and believe that the ultimate outcome of these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

  Not applicable.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters

  There is no market for our capital stock. We have not paid any dividends since our inception and do not intend to pay cash dividends on our capital stock in the foreseeable future. We anticipate that we will retain all future earnings, if any, for use in our operations and expansion of the business. In addition, the terms of the Indenture will restrict our ability to pay dividends on, or make distributions in respect of, our capital stock.

Item 6. Selected Historical Financial Data

  The following selected historical financial data of TVN Entertainment Corporation as of March 31, 1999 and 2000 and for each of the three years in the period ended March 31, 2000 have been derived from the TVN Entertainment Corporation financial statements and notes thereto that have been audited by PricewaterhouseCoopers LLP, independent accountants, whose report thereon is included elsewhere in this Report. The following selected historical financial data as of March 31, 1996, 1997 and 1998 and for each of the two years in the period ended March 31, 1997 have been derived from the audited TVN Entertainment Corporation financial statements not included herein. The following data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the financial statements and the notes thereto and the other financial information included elsewhere in this Report. A substantial portion of our revenues generated prior to the fiscal year ended March 31, 1999, have been generated by our C-Band large satellite dish business. Our historical expenses have been generated by the C-Band large satellite dish business but have also included substantial operating expenses, lease payments and capital investments to develop our digital cable programming and services business, which was launched in late 1997.

                                           Year Ended March 31,
                               ------------------------------------------------
                                 1996      1997      1998      1999      2000
                               --------  --------  --------  --------  --------
                                  (in thousands, except per share data)
Statement of Operations Data:
Revenue......................  $ 33,001  $ 33,380  $ 30,545  $ 36,681  $ 54,190
Operating expenses:
  Cost of
   revenue(1)(exclusive of
   depreciation shown
   separately below).........    28,767    18,812    20,426    29,184    44,648
  Selling....................     8,612     5,998     7,067    14,012    12,890
  General and
   administrative............     3,937     5,061     5,619     8,267    18,042
  Depreciation and
   amortization(1)...........     1,384    10,534    11,984    12,211    14,210
  Goodwill amortization......      (803)     (803)     (100)      --      2,349
                               --------  --------  --------  --------  --------
Total operating expenses.....    41,897    39,602    44,996    63,674    92,139
                               --------  --------  --------  --------  --------
Loss from operations.........    (8,896)   (6,222)  (14,451)  (26,993)  (37,949)
Interest expense.............     2,248    13,908    15,163    34,162    44,246
Interest income..............       (15)      (63)     (223)   (6,473)   (5,583)
Other (income) and expense...       (10)       54       471       (84)        5
Loss from equity
 investments.................       --        --        --        --      2,400
                               --------  --------  --------  --------  --------
Loss before extraordinary
 gain........................   (11,119)  (20,121)  (29,862)  (54,598)  (79,017)
Extraordinary gain...........       --      2,454       --      1,113    19,972
                               --------  --------  --------  --------  --------
Net loss from continuing
 operations..................  $(11,119) $(17,667) $(29,862) $(53,485) $(59,045)
Loss from discontinued
 operations..................       --        --        --       (278)  (13,688)
                               --------  --------  --------  --------  --------
Net loss.....................  $(11,119) $(17,667) $(29,862) $(53,763) $(72,733)
                               --------  --------  --------  --------  --------

Per Share Data:
Net loss per share applicable
 to common stockholders......  $    (17) $ (6,001) $   (272) $   (355) $   (469)
Weighted average common
 shares......................   663,443     2,944   110,237   152,517   155,827

                                         Year Ended March 31,
                            --------------------------------------------------
                              1996      1997      1998      1999       2000
                            --------  --------  --------  ---------  ---------
                                (in thousands, except per share data)
Other Data:
EBITDA(4).................  $ (8,315) $  3,509  $ (2,567) $ (14,782) $ (21,390)
Capital expenditures(5)...       342       182       308      2,620      4,031
Ratio of earnings to fixed
 charges(6)...............       --        --        --         --         --
Net cash used for
 operating activities.....    (3,646)   (2,937)  (26,258)   (35,353)   (57,261)
Net cash provided by (used
 for) investing
 activities...............      (342)     (169)   (2,141)   (68,393)    25,066
Net cash provided by (used
 for) financing
 activities...............     3,921     3,516    44,432    171,291    (25,656)

Balance Sheet Data:
Cash and cash
 equivalents..............  $    355  $    765  $ 16,798  $  84,343  $  26,492
Restricted cash...........       --        --      1,833      1,903      1,981
Restricted investments....       --        --        --      65,218     33,375
Property and equipment,
 net......................    70,359   105,271    93,769     84,997     90,395
Total assets..............    74,637   109,072   116,740    254,725    178,493
Total debt:
  Senior notes due
   2008(2)................       --        --        --     186,798    156,358
  Notes payable(3)........    23,406    33,506    32,287     15,666     25,820
  Capitalized leases......    68,688   105,316   100,859     95,703    100,943
Series B redeemable
 preferred stock..........       --        --     52,616     53,047     53,445
Total stockholders'
 deficit(2)...............   (39,533)  (57,187)  (87,165)  (127,176)  (199,587)

--------
(1) Until February 1996, transponder costs were incurred pursuant to operating leases and were reported as cost of revenue. Since then, such lease agreements have met the criteria for capitalization and the related costs have been recognized as depreciation and interest expense.

(2) Senior Notes due 2008 and total stockholders' deficit reflect the value ascribed to the warrants issued in connection with the notes which result in additional debt discount that will be amortized as interest expense using the effective interest method over the period that the notes are outstanding.

(3) Notes Payable does not include Contingent Notes Payable totaling approximately $30.3 million. Interest on the Contingent Notes Payable accrues at a rate of prime plus 1%. The timing of the repayment of the Contingent Notes Payable is uncertain and subject to events outside our control.

(4) EBITDA consists of loss before extraordinary gain, depreciation, amortization, net interest expense and other (income) expense. It is a measure commonly used in the media industry. EBITDA, and the trends depicted by it, are used by our management and may be used by investors to evaluate our operating results independent of the timing of operating cash flows and costs associated with our investing and financing activities. In evaluating EBITDA, investors should consider the financial impact of our capital commitments and financial obligations and their related effect on our financial condition, results of operations and cash flows. It is not intended to represent cash flows or results of operations in accordance with GAAP for the periods indicated, may not be comparable to similarly titled measures presented by other companies and could be misleading unless all companies and analysts calculate EBITDA in the same manner.

(5) Capital expenditures exclude acquisitions financed through notes payable and capitalized leases of $70.5 million, $45.3 million, $175,000 and $14.3 million in fiscal 1996, fiscal 1997, fiscal 1998 and fiscal 2000, respectively.

(6) In calculating the ratio of earnings to fixed charges, "earnings" consist of net loss before fixed charges. Fixed charges consist of interest expense, including such portion of rental expense that is attributed to interest. Our earnings were insufficient to cover fixed charges for these periods. The amount of the deficiencies were $11.1 million, $20.1 million, $29.9 million, $54.6 million and $76.6 million for each of the five years in the period ended March 31, 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Report. This discussion contains forward-looking statements the accuracy of which involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, those discussed in "Factors Affecting Operating Results" and elsewhere in this Report. We disclaim any obligation to update information contained in any forward-looking statement.

Overview

  Our company provides a wide variety of new television programming and services that we deliver in digital format to cable operators for their subscribers using existing cable infrastructure. Our TVN Digital Cable Television service enables cable operators to substantially enhance the variety and quality of programming choices through a more efficient use of their cable transmission capacity by utilizing recent industry technology that compresses eight or more digital channels onto one analog channel. We have marketed our TVN Digital Cable Television service primarily to smaller and medium size cable systems, including smaller systems owned by large cable operators, which lack the scale, funding, technical or administrative resources to economically implement a full offering of digital programming on their own. For larger cable system affiliates that do not require all of the features of our TVN Digital Cable Television service, we deliver our digital satellite feeds of pay-per-view movies and events, known as our Pay-Per-View Feeds Service, which includes our Marquee Mix service, a three channel service that cable operators receive in digital format and convert to analog format at their facilities for subsequent delivery to their subscribers. We launched our digital cable programming and services business in late 1997.

  Our efforts have historically focused on providing national satellite pay-per-view and related services to large satellite dish owners. Revenues from our home satellite dish services totaled approximately $22.6 million, $17.2 million and $14.0 million for the years ended March 31, 1998, 1999 and 2000, respectively.

  In June 1999, we acquired 60% of the fully diluted equity of New Media Network, Inc., a start-up company that is developing and plans to deploy a system utilizing state-of-the-art digital downloading technology to deliver and sell entertainment products such as music, movies and games.

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

  In January 1999, we acquired substantially all of the assets of Panda Shopping Network ("PSN"), a live televised home shopping network and discontinued our operation of this business in June 2000.

  Our business plan contemplates that a substantial portion of future revenues will be generated by our Video-On-Demand business and our Digital Content Express business. Video-on-Demand (VOD) is a subset of the broader Content-on-Demand market, which includes products such as Subscription Video-on-Demand, News-on-Demand and various syndication products. These products all require content to be loaded onto geographically-dispersed servers, which can then be accessed by the end-user customer. This service allows consumers to view video content through their cable systems with full VCR functionality (i.e., the ability to start, pause, rewind, fast-forward, etc., whenever they wish). Providing this service requires the ability to distribute professional grade digital video content to cable head-ends and other VOD operators in a highly secure manner, and to manage the real-time distribution of this content as required by the customer. The distribution, monitoring and management of such content are among our core competencies.

  We are also currently in the process of re-positioning ourself for our new Digital Content Express (DCX) business, whose primary goal is to be a leading system for the delivery and management of digital content, including Video-on-Demand. With our DCX Service, customers such as movie studios, television and Internet programmers and other content originators and distributors, will be able to send content to us in any format and have us convert it to digital format for shipment by us anywhere in the world.

  Our existing integrated, end-to-end content management and delivery capabilities are sufficient to offer this service within the United States, but providing global coverage will require additional satellite transponder capacity. Regardless of the geographic points of delivery, the Company's sophisticated ADONISS Content Management System allows all content deliveries to be remotely controlled, scheduled and managed from the Company's Burbank, California Digital Network Operations Center. Content will remain within our transmission system end-to-end, thereby facilitating content security and reliability.

  Our Video-On-Demand business and our Digital Content Express business have not commercially launched and have generated no revenues to date. We believe that our future ability to service our indebtedness and to achieve profitability is dependent upon our success in generating substantial revenues from our Video-on-Demand and Digital Content Express businesses. We expect to continue experiencing negative operating margins and EBITDA while our Video-on-Demand and Digital Content Express businesses are being marketed to cable systems and content originators and distributors. The continued roll out of our Video-on-Demand and Digital Content Express businesses requires significant capitalized lease payments for satellite transmitter capacity and operating expenditures, in particular selling expenses, a large portion of which will be expended before any revenue is generated. We have experienced negative operating cash flows and significant losses as we have marketed our historical businesses. These losses will likely continue until we can establish a customer base of cable systems and content originators and distributors that will generate revenue sufficient to cover our costs.

 Revenue

  Revenues from our digital cable programming and services are directly related to the number of subscribers in cable systems offering either our TVN Digital Cable Television service or our Pay-Per-View Feeds Service. Revenues are derived primarily from monthly fees per subscriber, from the sale of pay-per-view programming to TVN Digital Cable Television subscribers, and purchases by subscribers in cable systems offering our Pay-Per-View Feeds Service. Revenues from our digital cable programming and services totaled approximately $40,000, $10.9 million and $16.0 million for the years ended March 31, 1998, 1999 and 2000, respectively.

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

  We realize revenue from both our TVN Digital Cable Television service and our Pay-Per-View Feeds Service pursuant to long-term agreements with cable operators. We recognize revenues under our cable operator agreements only when our TVN Digital Cable Television service or Pay-Per-View Feeds Service is successfully integrated and operating and customer billing commences. Accordingly, the recognition of revenues will lag the announcement of a new cable operator agreement by at least the time necessary to install the service, generally 90 days, and to achieve a meaningful number of subscribers and/or number of pay-per-view purchases.

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

  Cost of revenue. Cost of revenue for our TVN Digital Cable Television service and Pay-Per-View Feeds Service primarily consists of program license fees, payments to cable operators, satellite transmission and playback service fees, per-subscriber authorization fees for cable television set-top cable box authorization control, communications charges related to orders for pay-per-view movies and events, and salaries and related expenses of engineering and field operations personnel. License fees for pay-per-view programming are payable to content providers under the terms of our license agreements and generally vary between 30% and 88% of revenue depending on the type of content and the mode of distribution. Payments to cable operators represent the percentage of pay-per-view revenue shared with operators who have entered into TVN Digital Cable Television service agreements and vary by individual agreement. Satellite transmission services are purchased from an outside vendor pursuant to an agreement that provides for a flat monthly fee. With respect to television set-top cable box authorization to enable the box to receive a pay-per-view movie or event, a fee to maintain access control per television set-top cable box is payable to the licensor of the operative software pursuant to its license agreement with us. Cost of revenue related to our digital cable programming and services totaled approximately $2.9 million, $19.6 million and $24.8 million, for the years ended March 31, 1998, 1999 and 2000, respectively. A substantial portion of cost of revenue for our TVN Digital Cable Television service and Pay-Per-View Feeds Service will vary directly with revenues:

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

  Selling. Selling expenses for TVN Digital Cable Television service and Pay-Per-View Feeds Service consisted of customer acquisition costs, billing expenses, customer service expenses, and salaries and related expenses of our marketing personnel. Customer acquisition costs include expenses associated with our marketing campaign to cable systems, and co-op advertising and marketing efforts with affiliated cable systems. These expenses were required to acquire new customers and related revenues but were discretionary and will be decreased as a result of management's decision to scale back significantly the operations of our Digital Cable Television division. See "Business--Recent developments--Post year end transition."

  Implementing our TVN Digital Cable Television service required cable operators to acquire digital equipment for their facilities and digital television set-top boxes for their subscribers. The new digital receiving equipment required at an operator's facility to receive TVN Digital Cable Television cost the operator approximately $50,000. For systems serving in excess of 5,000 subscribers, we generally agreed to make monthly financing payments to the operator which approximate the operator's monthly financing payments on 80% of the digital equipment cost for so long as the affiliation agreement remains in effect.

  Billing expenses consisted of subscriber maintenance fees and remittance processing fees, which vary directly with revenue. Customer service expenses consist of payroll for call center representatives and telephone charges for customer calls. To the extent that our subscriber base increases or decreases, the required costs to support such subscribers would change correspondingly.

  Selling expenses for our home satellite dish service consisted of advertising expenses, billing expenses, customer service expenses, and salaries and related expenses of our marketing personnel.

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

 Income taxes and net operating loss carryforwards

  As a result of projected operating losses and the potential inability to recognize a benefit for deferred income tax assets, we do not foresee recording a provision for income tax expense in the near term. As of March 31, 2000, we had federal and state net operating loss carryforwards of approximately $207 million and $91 million, respectively, which expire at various times in varying amounts beginning in the years 2004 and 2000, respectively. However, due to the provisions of Section 382, Section 1502 and certain other provisions of the Internal Revenue Code of 1986, as amended, the utilization of a portion of the net operating loss carryforwards may be limited. In addition, we are also subject to certain state income tax provisions which may also limit the utilization of net operating loss carryforwards for state income tax purposes.

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

Results of Operations

  The table below sets forth for the periods indicated certain data regarding expenses expressed as a percentage of total revenues:

                                                         Year Ended
                                                          March 31,
                                                     -----------------------
                                                     1998     1999     2000
                                                     -----   ------   ------
   Revenue.......................................... 100.0%   100.0%   100.0%
   Operating expenses:
     Cost of revenue (exclusive of depreciation
      shown separately below).......................  66.9     79.6     82.4
     Selling........................................  23.1     38.2     23.8
     General and administrative.....................  18.4     22.5     33.3
     Depreciation and amortization..................  39.2     33.3     26.2
     Amortization of intangible assets..............  (0.3)     --       4.3
                                                     -----   ------   ------
   Total operating expenses......................... 147.3    173.6    170.0
                                                     -----   ------   ------
   Loss from continuing operations.................. (47.3)   (73.6)   (70.0)
   Interest expense.................................  49.6     93.1     81.6
   Interest income..................................  (0.7)   (17.6)   (10.3)
   Loss from equity investments.....................   --       --       4.4
   Other (income) and expense.......................   1.5      (.2)      .1
                                                     -----   ------   ------
   Loss before extraordinary gain................... (97.8)  (148.9)  (145.8)
   Extraordinary gain...............................   0.0      3.0     36.9
   Loss from discontinued operations of PSN.........   --       0.8     14.2
   Estimated loss on disposal of PSN................   --       --      11.1
                                                     -----   ------   ------
   Net loss......................................... (97.8)% (146.7)% (134.2)%
                                                     =====   ======   ======

 Fiscal Year Ended March 31, 2000 Compared with Fiscal Year Ended March 31,
1999

  Revenue. Total revenue increased $17.5 million, or 47.7%, to $54.2 million in the fiscal year ended March 31, 2000 from $36.7 million in fiscal year ended March 31, 1999. Revenue generated by our Digital Cable Television service increased approximately $5.1 million to $16.0 million in fiscal 2000 from $10.9 million in fiscal 1999. Approximately $3.1 million of the increase was generated by sales of the Marquee Mix service, which the Company distributed for only nine of the twelve months ended March 31, 1999. The remainder of the increase in revenue for this business unit is attributable to an increase in the average number of Digital Cable Television service and Pay-Per-View Feeds service subscribers in fiscal 2000 versus fiscal 1999. Home satellite services revenue decreased $3.1 million or 18.3% to $14.0 million in fiscal 2000 from $17.2 million in fiscal 1999. Nearly all of the decrease is attributable to a decrease in pay-per-view movie revenue, due primarily to a decline in the average number of active home satellite dish subscribers per month during fiscal 2000 as compared to fiscal 1999. Satellite transmission service revenue decreased $5.3 million, or 62.2%, to $3.2 million in fiscal 2000 from $8.6 million in fiscal 1999. The decrease is primarily attributable to revenue generated by sales of satellite transmitter time to the Panda Shopping Network and the Guthy-Renker Television Network in fiscal 1999 that were not replaced by sales of satellite transmitter time to other third parties in fiscal 2000. These decreases were offset by approximately
$20.5 million in media time sales generated by the GRTV Network and $435,000 in other operating revenues generated by New Media Network in fiscal 2000. We had not commenced operation of these entities as of March 31, 1999.

 Operating Expenses

  Cost of Revenue. Cost of revenue increased $15.5 million, or 53.0%, to $44.6 million in fiscal 2000 from $29.2 million in fiscal 1999 and, as a percentage of revenue, increased to 82.4% in fiscal 2000 from 79.6% in fiscal 1999. The increase as a percentage of revenue is primarily attributable to the decrease in satellite services revenue in fiscal 2000 as the cost to deliver these services are largely fixed with respect to revenue. The increase as a percentage of revenue was offset by the distribution of lower margin services by the GRTV Network, as compared to the programming services provided by Digital Cable Television service and our home satellite dish service. Cost of revenues for the GRTV Network was approximately 61.3% of revenues for this business unit in fiscal 2000. We had not acquired our interest in the GRTV Network as of March 31, 1999.

  Selling. Selling expenses decreased $1.1 million, or 8.0%, to $12.9 million in fiscal 2000 from $14.0 million in fiscal 1999 and, as a percentage of revenue, decreased to 23.8% in fiscal 2000 from 38.2% in fiscal 1999. The decrease as a percentage of revenue is primarily due to $20.5 million in revenue generated by the GRTV Network as selling expenses for this business unit was approximately 20.5% of revenue as compared to 34.4% and 35.7% of revenue for our Digital Cable Television service and home satellite dish service, respectively. In addition, selling expenses for our Digital Cable Television service decreased approximately $1.9 million in fiscal 2000 and, as a percentage of revenue for the business unit, decreased to 34.4% in fiscal 2000 from 62.4% in fiscal 1999 and is primarily attributable to a decrease in on-air marketing expenditures.

  General and Administrative. General and administrative expenses increased $9.8 million, or 118.3%, to $18.0 million in fiscal 2000 from $8.3 million in fiscal 1999 and, as a percentage of revenue, increased to 33.3% for fiscal 2000 from 22.5% for fiscal 1999. The increase as a percentage of revenue is primarily attributable to (i) approximately $4.2 million in general and administrative expenses incurred by New Media Network, our start-up music retailing venture, which generated only $435,000 in revenue during fiscal 2000, (ii) a decrease in revenue generated by our large home satellite dish service, the Digital Cable Television service and the satellite transmission service totaling approximately $3.4 million, (iii) approximately $700,000 in severance benefits paid to an executive upon his resignation and (iv) approximately $458,000 in compensation expense recognized in connection with the cancellation of the executive's options to purchase shares of the Company's common stock and the cancellation of the executive's Put Right.

  Depreciation and Amortization. Depreciation and amortization increased $2.0 million, or 16.4%, to $14.2 million in fiscal 2000 from $12.2 million in fiscal 1999 and, as a percentage of revenue, decreased to 26.2% in fiscal 2000 from 33.3% in fiscal 1999. The decrease as a percentage of revenue is due to an increase in revenue for fiscal 2000 as depreciation is a fixed expense. The $2.0 million increase is attributable to amortization and depreciation recorded on assets acquired since March 31, 1999, including the assets of GRTV Network and New Media Network.

  Amortization of intangible assets. Amortization of intangible assets totaled $2.3 million in fiscal 2000 as compared to zero in fiscal 1999 and, as a percentage of revenue, increased to 4.3% in fiscal 2000. The increase is attributable to the amortization of goodwill and acquired technology generated upon the acquisition of our interests in the Guthy-Renker Television Network and New Media Network.

  Interest Expense/Interest Income. Interest expense increased $10.1 million, or 29.5%, to $44.2 million in fiscal 2000 from $34.2 million in fiscal 1999. Approximately $1.6 million of the increase reflects interest incurred to finance the acquisition of our interests in GRTV Network and New Media Network. The balance of the increase reflects interest expense recognized on the senior notes that we issued on July 29,1998. Interest income decreased $890,000 or 13.7%, to $5.6 million in fiscal 2000 from $6.5 million in fiscal 1999. The decrease is attributable to declining operating cash balances during fiscal 2000.

  Loss from equity investments. During fiscal 2000, we recorded a loss from equity investments totaling $2.4 million which included $2.1 million representing our share of the operating losses of Netsmart, an online service operator which will provide an Internet "transportal" focused on serving affinity and affiliate groups.

  Extraordinary gain. During fiscal 2000, the Company realized an extraordinary gain of $20.0 million upon the repurchase of approximately $33.9 million of our 14% Senior Notes due 2008. During fiscal 1999, $1.1 million of the Company's obligation for the use of satellite transmitter service through February 1996 was forgiven upon early extinguishment of the remaining debt.

  Loss from discontinued operations of PSN/Estimated loss on disposal of PSN. In June 2000, the Company ceased operations of PSN and closed the division. We reflected the operations of PSN as a discontinued operation. We incurred a loss from discontinued operations of PSN of $7.7 million for fiscal 2000 and $278,000 for fiscal 1999. We included the estimated loss on disposal of PSN of $6.0 million for fiscal 2000.

  Provision for Income Taxes. As a result of net losses and our inability to recognize a benefit for its deferred income tax assets, we did not record a provision for income taxes in fiscal 2000 or fiscal 1999.

 Fiscal Year Ended March 31, 1999 Compared with Fiscal Year Ended March 31,
1998

  Revenue. Total revenue increased $6.1 million, or 20.1%, to $36.7 million in fiscal 1999 from $30.5 million in fiscal 1998. The increase in total revenue was primarily attributable to $10.3 million in revenues generated in fiscal 1999 by the Marquee Mix Service and $989,000 generated by the sale of transponder time to third parties. The Marquee Mix Service had not launched prior to the end of fiscal 1998. The increase was offset by a $5.5 million decrease in pay-per-view programming revenue and programming package revenues generated by our large home satellite dish subscribers. The decrease is primarily attributable to a decline in the number of active large home satellite dish subscribers.

 Operating Expenses

  Cost of Revenue. Cost of revenue increased $8.8 million, or 42.9%, to $29.2 million in fiscal 1999 from $20.4 million in fiscal 1998 and, as a percentage of revenue, increased to 79.6% in fiscal 1999 from 66.9% in the fiscal year ended March 31, 1998. The increase as a percentage of revenue is primarily due to an $8.8 million increase in program license fees generated by our Marquee Mix Service. License fees payable to content providers for programming distributed by our Marquee Mix service are approximately 85% of revenue as compared to 57% of revenue for the large home satellite dish service. The increase was also due to increases in the cost of uplink and playback services and additional operations payroll resulting from the launch of our digital cable programming and services, partially offset by a decrease resulting from non-recurring transponder costs incurred in fiscal 1998.

  Selling. Selling expenses increased $6.9 million, or 98.3%, to $14.0 million in fiscal 1999 from $7.1 million in fiscal 1998 and, as a percentage of revenue, increased to 38.2% in fiscal 1999 from 23.1% in fiscal 1998. The increase as a percentage of revenue is primarily due to an increase in advertising agency fees, trade advertising, on-air marketing costs, and sales department payroll, all associated with the roll out of our digital cable programming and services.

  General and Administrative. General and administrative expenses increased $2.7 million, or 48.2%, to $8.3 million in fiscal 1999 from $5.6 million in fiscal 1998 and, as a percentage of revenue, increased to 22.5% in the fiscal 1999 from 18.4% in fiscal 1998. The increase as a percentage of revenue is primarily due to additional payroll costs associated with the infrastructure required to support our digital cable programming and services and to a non-recurring period of free rent in fiscal 1998.

  Depreciation and Amortization. Depreciation and amortization increased $227,000 or 1.9%, to $12.2 million in fiscal 1999 from $12.0 million in fiscal 1998. The increase reflects depreciation expense recognized on assets acquired in fiscal 1999.

  Amortization of Intangible Assets. Negative goodwill arising from the acquisition of our company from our predecessor limited partnership was fully amortized in fiscal 1998.

  Interest Expense and Interest Income. Interest expense increased $19.0 million, or 125.3%, to $34.2 million in fiscal 1999 from $15.2 million in fiscal 1998. The increase reflects interest expense recognized on the senior notes that were issued during fiscal 1999. Interest income increased to $6.5 million in fiscal 1999 from $223,000 in fiscal 1998. The increase reflects interest earned on the invested proceeds from the senior notes.

  Provision for Income Taxes. As a result of net losses and our inability to recognize a benefit for our deferred income tax assets, we did not record a provision for income taxes in fiscal 1999 or fiscal 1998.

  Extraordinary Gain. During fiscal 1999, $1.1 million of our obligation for transponder service was forgiven upon the early extinguishment of an $8.1 million note payable previously due December 31, 1998. No extraordinary items were recognized by us in fiscal 1998.

 Liquidity and Capital Resources

  We have been funded through a combination of equity, debt and lease financing. As of March 31, 2000, we had current assets of $57.1 million, including $26.5 million of cash and cash equivalents and current liabilities of $60.6 million, resulting in working capital deficit of $3.5 million. We invest excess funds in short-term, interest bearing investment grade securities until such funds are needed to fund the capital expenditure and operating needs of our business.

  Since inception, we have incurred operating losses and as of March 31, 2000, have a total deficit of $199.6 million. Our cash on hand and amounts expected to be available through financing arrangements may not provide sufficient funds necessary for us to fund our operating deficits beyond September 2000. There can be no assurance, however, that we will not require additional capital sooner than anticipated. We are making efforts to reduce expenses and may take steps to raise additional capital in order to allow us to fund our operating deficits for a longer period. We are unable, however, to predict the precise amount of future capital that we will require and we cannot be certain that additional financing will be available to us on acceptable terms or at all.

 Cash Used For Operating Activities

  Our operating activities used $26.3 million, $35.4 million and $57.3 million in fiscal 1998, fiscal 1999 and fiscal 2000, respectively. Cash used for operations is primarily due to net losses of $29.9 million, $53.8 million and $72.7 million in fiscal 1998, fiscal 1999 and fiscal 2000, respectively, partially offset by non-cash expenses, such as depreciation and amortization, gain on redemption of senior notes, and net loss from discontinued operations and other changes in working capital items such as accounts receivable, accrued liabilities and license fees payable. We expect to continue to generate negative cash flows from operating activities as we market and deploy our Digital Content Express services.

 Cash Provided By and Used For Investing Activities

  Cash used for investing activities was $2.1 million and $68.4 million in fiscal 1998 and fiscal 1999, respectively. Cash used for investing activities in fiscal 1999 included approximately $76.7 million to purchase a portfolio of U.S. government securities out of the net proceeds of the senior notes as security for the notes and $11.5 million in proceeds from maturities of restricted investments. Cash provided by investing activities for continuing operations was $25.2 million for fiscal 2000 and included $31.8 million in proceeds from the maturities of restricted investments that were purchased as security for the senior notes. These proceeds were offset by $3.2 million used for equity investments. Our capital expenditures (including assets acquired under capitalized leases and through the issuance of debt) were $483,000, $2.6 million and $17.5 million for fiscal 1998, fiscal 1999 and fiscal 2000, respectively.

 Cash Used For Financing Activities

  Cash provided by financing activities was $44.4 million and $171.3 million in fiscal 1998 and fiscal 1999 respectively. Cash provided by financing activities in fiscal 1998 includes $45.0 million in proceeds from an equity financing made by PGI II, an affiliate of Morgan Stanley Dean Witter, and $4.5 million in proceeds from debt financings from a vendor and certain of our stockholders, offset by $4.5 million in repayments for notes payable. Cash provided by financing activities for fiscal 1999 included $193.3 million in net proceeds from the senior notes offset by $5.6 million in repayments of capitalized leases and $16.4 million in repayments of notes payable. Cash used for financing activities was $25.7 million in fiscal 2000 and included $11.8 million used to repurchase $33.9 million in senior notes due 2008, $8.1 million in repayments of capitalized leases and $7.1 million in repayments of notes payable.

Factors Affecting Operating Results

We anticipate that our existing capital and cash from operations may be inadequate to satisfy our capital requirements beyond September 2000.

  Our cash on hand and amounts expected to be available through vendor financing arrangements may not provide sufficient funds necessary for us to expand our digital content businesses, new or existing, as currently planned and to fund our operating deficits beyond September 2000. We cannot be certain, however, that we will not require additional capital sooner than currently anticipated. In addition, we are unable to predict the precise amount of future capital that we will require and whether additional financing will be available to us on acceptable terms or at all. Our inability to obtain required financing could significantly reduce the value of our business assets and impair our ability to continue the normal operation of our business. Consequently, we could be required to significantly reduce or suspend our operations, seek a merger partner, sell the business, seek additional financing or sell additional securities on terms that are highly dilutive to our stockholders.

We have substantial existing debt and may incur substantial additional debt which could adversely affect our financial health and prevent us from fulfilling our obligations under the notes.

  We have borrowed a significant amount of funds. As of March 31, 2000, we had outstanding indebtedness of approximately $324.6 million and a stockholders' deficit of approximately $199.6 million. We cannot be certain that our operations will generate sufficient cash flow to pay our obligations, including our obligations on the notes issued by us in our 1998 debt financing ("the notes"). Earnings were inadequate to cover fixed charges by the amount of $54.6 million and $76.6 million, for the years ended March 31, 1999 and March 31, 2000, respectively. The degree to which we have borrowed funds could have important consequences. For example, it could:

  . make it more difficult for us to satisfy our obligations with respect to the notes and to satisfy our obligations under other indebtedness;

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

  . limit our ability to borrow additional funds, if we need them, due to applicable financial and restrictive covenants in our indebtedness; and

  . increase our interest expenses above current levels due to increases in interest rates, since much of our borrowings are and will continue to be at variable rates of interest; and

  . limit our ability to redeem the notes in the event of a change of control.

  We may also incur additional indebtedness to finance the continued development, commercial deployment and expansion of our businesses and for funding operating losses or to take advantage of unanticipated opportunities.

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

  . the rate of and successful commercial deployment of our digital content products and services;

  . the market acceptance, subscriber demand, rate of utilization and pricing for our digital content products and services;

  . our future operating performance; and

  . our ability to complete additional financings.

  Each of these factors is, to a large extent, subject to economic, financial, competitive and other factors, most of which are beyond our control. We cannot be certain that we will be successful in developing and maintaining a level of cash flow from operations and financings sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the notes. If we are unable to generate sufficient cash flow from operations and financings to service our indebtedness, including the notes, we may have to reduce or delay the deployment of our digital cable programming and services or restructure or refinance our indebtedness. We cannot be certain that any of these actions or any additional debt or equity financings could be accomplished on satisfactory terms, if at all, in light of our high leverage, or that they would yield sufficient proceeds to service and repay our indebtedness, including the notes. Any failure by us to satisfy our obligations with respect to the notes at maturity or prior thereto would constitute a default under the indenture and could cause a default under agreements governing our other indebtedness. In the event of default, the holders of our indebtedness would have enforcement rights, including the right to accelerate our debt and the right to commence an involuntary bankruptcy proceeding against us. Accordingly, upon any default, insolvency, bankruptcy or similar situation, we may have only limited assets remaining after paying the prior claims of our secured creditors and may be unable to repay the notes.

We have incurred net losses in every fiscal year since inception. We may be unable to become profitable, or to be so consistently.

  We experienced net losses of $29.9 million, $53.8 million and $72.7 million in fiscal 1998, fiscal 1999 and fiscal 2000, respectively. These net losses are attributable to the significant costs incurred to develop, market and implement our TVN Digital Cable Television business plan and to develop, install and integrate our digital programming and services. We expect that net losses will continue and increase for the foreseeable future as we plan to continue to incur substantial sales and marketing expenses to build our customer base and make substantial capitalized lease payments for our satellite transponders. We have not achieved profitability on a quarterly or annual basis, and we anticipate that we will continue to incur net losses for at least the next several years. We also expect to continue to incur significant product development and administrative expenses. We cannot be certain that any of our business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis in the future.

Our existing capital and cash from operations may be inadequate to satisfy obligations resulting from the discontinuance of certain of our business units.

  We have discontinued or scaled back certain businesses and operations, resulting in the layoff of a significant number of employees and the termination or renegotiation of existing affiliate contracts, written and oral, with vendors, suppliers and affiliates. We have taken certain accounting charges therefor on our financial statements, but we may incur substantial additional liabilities, costs and expenses in connection with the (i) shutdown or reduced operations of such businesses, (ii) layoff of employees and (iii) termination and/or renegotiation of existing contracts. We cannot be certain that the additional funds currently anticipated for such obligations will be available to us as and when needed. This may result in claims being asserted by such employees, vendors, suppliers and/or affiliates, which could lead to litigation against us, or the commencement of an involuntary bankruptcy proceeding, if we are unable to satisfy such obligations as they come due.

We are a holding company for our subsidiaries and will depend on our subsidiaries for repayment of the notes.

  The notes are our obligations exclusively. As separate and distinct legal entities, our subsidiaries have no obligation to pay any amounts due under the notes or to make any distributions or other payments to us to enable us to repay the notes. We anticipate that in the future a significant portion of our operations will be conducted through our direct and indirect subsidiaries. Our cash flow and, consequently, our ability to repay our indebtedness, including the notes, may therefore depend in part upon our subsidiaries making payments of dividends, distributions, loans or other payments to us.

  We anticipate that our subsidiaries may become parties to financing arrangements, including secured financing arrangements. Such financing arrangements will likely restrict our subsidiaries' ability to pay dividends or distributions, or make loans or other payments to us.

  Because our subsidiaries are not guarantors of the notes, holders of the notes will not have any direct claim on assets of any of our subsidiaries in the event of our liquidation or reorganization. The indenture permits us to make substantial investments in our subsidiaries. However, unless we make loans or extend credit to our subsidiaries, our only claim, and consequently the only claim of holders of the notes, to the assets of our subsidiaries would be through our equity. Our equity claim and any claim of holders of our notes would be effectively subordinated to all of our subsidiaries' indebtedness and liabilities, including trade payables and subordinated debt. Even if we do extend credit to our subsidiaries, our claims could be subordinated to other indebtedness of our subsidiaries. The indenture permits our subsidiaries to incur substantial additional indebtedness.

The notes are unsecured and will be effectively subordinated to secured debt.

  The notes are unsecured and therefore will be effectively subordinated to any secured indebtedness we incur with respect to the assets securing such indebtedness. The indenture permits us and our subsidiaries to incur secured indebtedness to finance, among other things, the acquisition of equipment, inventory and network assets. The holders of secured indebtedness will have claims against the assets that constitute their collateral which will be prior to the claims of unsecured creditors, including holders of the notes. The prior claims of secured creditors could adversely effect the holders of the notes in any of the following events:

  . in the event of default under other indebtedness or the indenture, any holders of our secured indebtedness would have certain rights to repossess, foreclose upon and sell the assets securing that indebtedness;

  . in the event that we became subject to bankruptcy, liquidation, dissolution, reorganization or similar, the holders of our secured indebtedness will be entitled to receive proceeds from the sale and other distributions in respect of their collateral prior to payments to other creditors, including holders of the notes;

  . to the extent that the collateral is insufficient to repay all of our secured indebtedness, the holders of our secured indebtedness would have a claim for any shortfall that would rank equally in priority with the notes.

  Accordingly, upon any default, insolvency, bankruptcy or similar situation, we may have only limited assets remaining after paying the prior claims of our secured creditors and may be unable to repay the notes.

The indenture governing the notes contains restrictions and limitations which could significantly impact our ability to operate our business and repay the notes.

  The indenture governing the notes contains a number of significant covenants that, among other things, restrict our ability and the ability of our subsidiaries:

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

Our historical financial information largely reflects losses sustained from our digital cable programming and service business, so it may be of limited use in predicting the future financial results from our new businesses.

  Our current business plans will result in significant changes in our financial performance. The historical financial information included herein for the fiscal years ending 1996 to 1999 primarily reflects our large home satellite dish and digital cable television businesses. The historical financial information for the fiscal years ended 1999 and 2000 does not fully reflect the many significant changes in our financial results that will occur as a result of the launch of our digital content delivery and video-on-demand products and services, nor the changes that will occur in our funding and operations in connection with the such launch and roll-out. The continued roll out of these new products and services requires significant operating expenditures, particularly marketing expenses, a large portion of which are expended before any revenue is generated. We plan to significantly increase our operating expenses to expand our sales and marketing operations, broaden our digital content and video-on-demand products and services, develop new distribution channels, fund greater levels of research and development and establish additional strategic alliances. We have experienced, and expect to continue experiencing, negative cash flows and significant losses while we continue to market these new products and services to establish a sufficient revenue generating customer base, end users and other customers. We cannot be certain that we will be able to successfully roll out these new products and services or establish a sufficient customer base.

Our operations are influenced by many factors we cannot fully control. This may cause our quarterly financial results to vary significantly in the future.

  Factors which can cause our quarterly results to fluctuate include, but are not limited to:

  . failure to add customers for our new digital content products and services;

  . customer expenditures and other costs relating to the expansion and penetration of their respective digital content offerings;

  . failure to maintain our affiliates for our existing DCTV and PPV Feeds businesses;

  . seasonal trends in home entertainment;

  . the mix of satellite delivered digital content products and services sold and the distribution channels for those products and services;

  . with respect to our planned digital content delivery and management business, our ability to react quickly to changing customer trends and the need for some categories of such products and services;

  . the general expansion of the digital content transmission and business-to-business categories of services;

  . general economic conditions; and

  . specific economic conditions in the digital content, video-on-demand, digital cable television, Internet and related industries.

  Additionally, as a strategic response to a changing competitive environment, we may elect from time to time to make pricing, service, product, marketing or acquisition decisions that could reduce our revenues and our quarterly financial results.

  Moreover, because our expense levels in any given quarter are based, in part, on management's expectations regarding future contracts for these new products and services and the revenue to be derived therefrom, if such revenues are below expectations, the effect on our operating results may be magnified by our inability to adjust spending in a timely manner to compensate for a revenue shortfall. The extent to which expenses are not subsequently followed by increased revenues would reduce our operating results and could seriously impair our business. As a result of these and other factors, we believe that period to period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance. Due to all of the foregoing factors, it is likely that in one or more future quarters, our operating results may be below the expectations of analysts and investors, which could cause the value of the notes to fall.

If we fail to achieve a significant customer base for our new digital content delivery and video-on-demand products and services, we may be unable to cover our costs or to repay the notes.

  The continued roll out of our digital content delivery and video-on-demand products and services requires significant operating expenditures, in particular selling expenses, a large portion of which will be expended before any revenue is generated. We have experienced, and expect to continue experiencing, negative cash flows and significant losses while we continue to market our digital cable television programming and services and it remains unlikely that we will establish a customer base of cable operators and their subscribers that will generate revenue sufficient to cover these costs. We cannot be certain that we will be able to successfully roll out our new digital content delivery and video-on-demand products and services or establish a sufficient VOD customer base therefor, or that we will generate significant revenues from our digital cable programming, video-on-demand, or electronic commerce products and services. If we fail to adequately address any of these risks, it could harm our business, financial condition and results of operations.

  Until late 1997, our efforts focused on providing national satellite pay-per-view and related services to large home satellite dish owners, however, since then we have devoted an increasing percentage of our personnel and financial resources, and will need to continue to devote some more resources, to the our digital cable television business, the related transactional services and delivery systems, and our electronic commerce products and services. Although our digital cable programming and services launched in late 1997, it has thus far generated only modest revenues. In fiscal 2000, $16.0 million of our total revenues were derived from our digital cable programming and services. We believe that our future ability to service our indebtedness including the notes, and to achieve profitability, is dependent upon our success in generating substantial revenues from our new digital content delivery and video-on-demand products and services. We expect to continue experiencing negative operating margins and EBITDA while our Video-on-Demand and Digital Content Express businesses are being marketed to cable systems and content originators and distributors.

Because our new Digital Content Express and Video-on-Demand products and services must succeed in markets new to us, we may encounter difficulties achieving the level of revenue we have forecast for these businesses.

  These new products and services will need to find acceptance in new and newly evolving markets. We expect to expend and will continue to expend substantial sums for our sales and marketing efforts to promote customer and subscriber awareness of our Digital Content Express (DCX) and Video-on-Demand
(VOD) products and services. The digital content delivery and VOD markets are new, but rapidly evolving. Therefore, it is difficult to predict the rate at which these markets will grow, if at all. If these markets fail to grow, or grow more slowly than anticipated, our sales will be lower than expected and our operating results will be harmed. Even if the markets do grow, we cannot be certain that these products and services will realize market acceptance or will meet the technical or other requirements of cable operators or their subscribers. The failure of our DCX or VOD Services to gain market acceptance would cause our sales to be lower than expected and seriously harm our business prospects.

  Our marketing efforts to date with regard to our DCX and VOD products and services have involved identifying specific market segments that we believe will be the most receptive to these products and services. We cannot be certain that we have correctly identified these markets or that our DCX and/or VOD products and services will adequately address the needs of these markets. Broad commercialization of our digital cable programming and services will require us to overcome significant market development hurdles, many of which may not currently be foreseen. See "Business--Recent developments."

Our success will depend in large part on our ability to sign long-term agreements with cable operators to implement our Video-on-Demand Service and with digital content distributors to utilize our DCX products and services.

  To date, we have entered into agreements with only two affiliates in which we have an equity interest for our DCX services and we do not yet have an agreement with a cable operator, or other entity, for delivery of our VOD products and services. Our ability to obtain additional agreements will depend upon, among other things, the successful commercial deployment of our DCX products and services pursuant to our initial agreements and our ability to demonstrate that our digital VOD programming and services are reliable and more attractive to cable operators and their subscribers than alternative VOD services. We cannot be certain that we will be able to enter into new agreements with non-affiliated customers or that the ongoing economic viability of our DCX or VOD products and services will be successfully demonstrated.

  We do not set the prices charged by cable operators to their subscribers for VOD service or for the pay-per-view movies and events so delivered. The level at which such prices are set may adversely affect the number of subscribers and/or the rate at which subscribers purchase VOD delivered pay-per-view movies or events. Therefore, we cannot be certain that we will be able to achieve projected rates of return. The market for digital VOD programming and services is new, and our VOD Service is only one possible means available to cable operators for providing pay-per-view movies and events in the home. Although we believe that our new VOD Service offers a comprehensive and economically viable digital cable solution, we cannot be certain that we will be successful in obtaining a sufficient number of cable operators or other distributors of VOD programming and services who are willing:

  . to be early adopters of new technology rather than waiting for widespread industry implementation;

  . to risk subscriber dissatisfaction if the removal of existing analog channels is required to accommodate new digital VOD channels that will only be available to digital subscribers and not to the system's entire subscriber base;

  . to bear the costs of purchasing new digital television set-top cable boxes and installing and supporting required receiving equipment at their facilities; or

  . to sign and remain party to long-term agreements with us for our digital
    VOD programming and services, including an arrangement to share revenue from pay-per-view movie and event buys.

  Our failure to enter into or to sustain additional long-term agreements with cable operators or other distributors of digital cable television and/or VOD programming and services, and/or their lack of acceptance of such programming and services, would harm our operating results and our ability to achieve sufficient cash flow to service our indebtedness, including the notes. See "Business--Recent developments--Video-on-Demand business overview."

Selling and installing our Video-on-Demand service may require lengthy sales and implementation cycles, with delays that could cause actual revenue and earnings to be less than expected.

  The decision by a cable or other VOD operator to deploy our VOD service is often viewed as an important and strategic decision that may require us to engage in a lengthy sales cycle. During this process, we will provide a significant level of explanation to prospective cable and other VOD operators regarding the use and benefits of our digital VOD programming and services to cable and other VOD operators and their respective subscribers. Additionally, the sales cycle can be delayed by the size of the transaction and prospective implementation costs including purchasing, installing and maintaining new digital television set-top cable boxes, installing and supporting required digital server and related equipment at the operator's facility, as well as the potential complexity of financing or other arrangements. The cable operator's implementation of our VOD service involves a significant commitment of resources over an extended period of time which may lead prospective operators to defer indefinitely the decision to implement our VOD service or to delay implementation despite having agreed to do so. For these and other reasons, the sales and customer implementation cycles are subject to significant delays over which we have little or no control. Delay in the sale or implementation of even a limited number of our VOD system installations would reduce our operating results and could harm our business prospects. See "Business--Recent developments--Video-on-Demand business overview."

Because we expect cable operator agreements to generate a significant portion of our Video-on-Demand revenue, the loss or deferral of even a small number of agreements could cause our operating results to vary significantly.

  We expect that a significant portion of our future VOD revenues will be generated from long-term agreements with cable operators. A delay in generating or recognizing revenue from a limited number of these agreements could cause significant variations in our operating results and could result in further operating losses. We expect to recognize revenues under our cable operator agreements only when our VOD Service is successfully integrated and operating and subscriber billing by the operator commences. Accordingly, the recognition of revenues will lag the announcement of a new cable operator agreement by at least the time necessary to install the VOD Service and to achieve a meaningful number of subscribers and/or the rate at which subscribers purchase pay-per-view movies or events offered in a VOD format. We expect that the number and timing of such cable operator agreements and the effect of anticipated lagging revenues, all of which are difficult to forecast, may cause significant fluctuations in our operating results, particularly on a quarterly basis.

Because we expect our agreements with digital content originators and distributors to generate a significant portion of our Digital Content Express and management service revenue, the loss or deferral of even a small number of agreements could cause our operating results to vary significantly.

  We expect that a significant portion of our future DCX content delivery and management service revenues will be generated from long-term agreements with digital content originators, programmers and distributors. A delay in generating or recognizing revenue from a limited number of these agreements could cause significant variations in our operating results and could result in further operating losses. We expect to recognize revenues under our such agreements only when our DCX products and services are successfully integrated and operating. Accordingly, the recognition of revenues will lag the announcement of a new agreement by at least the time necessary to implement the specific DCX service and to achieve a meaningful number of customers. We expect that the number and timing of such agreements and the effect of any lagging revenues, all of which are difficult to forecast, may cause significant fluctuations in our operating results, particularly on a quarterly basis.

We will operate in highly competitive markets and will face intense competition from existing and potential competitors, which could limit our ability to gain market share.

  Our competitors for DCX and VOD products and services include a broad range of companies engaged in communications and home entertainment, including small dish satellite services and programming providers, wired and wireless cable operators, Internet operators, television programmers, music, entertainment and other digital content distributors, broadcast television networks, home video companies featuring videocassette and digital video disk hard drive recording and playback technologies, as well as companies developing new in-home entertainment technologies, such as the video-on-demand service being marketed by DIVA Systems Corporation. We expect that competition will increase substantially as a result of these and other new products and services, as well as from industry consolidations and alliances. As a result, we may be unable to achieve our sales and market share goals. In addition, we expect that an increasingly competitive environment may result in price reductions that could reduce profit margins and cause loss of market share. We cannot be certain that we will be able to compete successfully with new or existing competitors or that competitive pressures will not reduce our revenues and operating results. See "Business--Competition."

Because we are significantly smaller than most cable and telecommunication companies and other distributors of digital content, we may lack the financial and other resources to obtain sufficient market share.

  We expect to encounter a number of challenges in competing with large cable and telephone companies and other distributors of digital content that generally have large installed subscriber bases and significant investments in, and access to, competitive programming sources. In addition, these large companies have the financial and technological resources to create their own digital content delivery and management services and/or VOD services, including delivery of per-per-view movies in a VOD format. We also face the risk that the current trend of industry consolidation will continue with the result that smaller and medium size cable and telephone company operators and/or content distributors that might otherwise become our customers will be acquired by large companies. Currently, the most likely available alternative for cable operators that wish to offer digital services similar to those provided by small satellite dish is a digital programming delivery service known as DIVA. Certain telephone companies have also announced initiatives and have made significant investments to become digital television providers. We cannot be certain that we will be able to compete effectively against (i) DIVA, cable or telephone companies, or other companies that provide digital cable television programming and services in a VOD format, or (ii) other digital content delivery and management systems or distributors. Moreover, we cannot be certain that large cable and/or telephone companies developing their own digital tiers of programming will not offer such services to our target markets.

Because small dish satellite companies may introduce digital Video-on-Demand programming and services to viewers, we may emerge from this initial phase of introducing such television programming with only a limited market share.

  We compete with companies offering digital television programming direct-to-the-home via various small dish satellite systems. Increased competition by small dish satellite companies could lower our profit margins and reduce our market share. Small satellite dishes offer consumers the appeal of significantly expanded channel capacity, features such as an interactive on-screen program guide, digital pictures without the signal disruption often seen in analog video, CD quality digital music channels and many channels of movies and sports available on a pay-per-view basis. Several well capitalized small dish satellite companies pose a substantial threat to cable operators. DirecTV, owned by Hughes Electronics, was the first all-digital small dish satellite service. Two other satellite small dish services are currently in operation: EchoStar, which markets its digital television service under the "Dish Network" brand name and USSB, which formerly had its own small satellite dish programming service, is now owned by and is operated in tandem with DirecTV offering premium subscription programming such as multiple HBO and Showtime channels. A former medium sized satellite dish service, PrimeStar, was also acquired by DirecTV, and is no longer in service. During the past fiscal year, local programming has generally unavailable through small dish satellite services; however, recently enacted legislation has facilitated the ability of small dish satellite companies to include local broadcasts in their digital programming services and that service is now available from DirecTV and the Dish Network in certain markets. Given small dish satellite systems' ability to market directly to viewers, these companies may be better positioned to introduce new digital television programming and services. Because they have large subscriber bases, small dish satellite companies may also be able to devote significantly greater resources to the development and marketing of new competitive products and services.

If our relationships with our programming providers falter, we may not be able to obtain sufficient popular programming to offer to cable, telephone and other television distribution systems and their subscribers, and our revenues would fall.

  We depend on all the major and many independent movie studios to provide us with hit movies that appeal to mass audiences. Our current pay-per-view movie programming is obtained largely through on-going, unwritten arrangements that have no specific renewal provisions. We also have relationships with the Playboy Entertainment Group, supplier of the Spice pay-per-view adult movie service and the Playboy Channel that we distribute, ESPN, for our ESPN GamePlan college football programming packages, and Guthy-Renker, creator of direct response television "infomercials" which sell various products direct to the viewer, including self-improvement tapes and home exercise equipment. We cannot be certain that any of our existing relationships will continue, that we would be able to obtain or develop substitute programming or that such substitute programming would be comparable in quality or profitability to our existing programming. Because our ability to succeed in the digital VOD television market will depend on our ability to continue obtaining desirable programming and successfully market it to cable, telephone and other television distribution operators and their subscribers, the termination of any of our existing programming relationships could significantly reduce our sales and operating results. See "Business--Programming."

If we cannot deliver programming to our customers and their subscribers within time periods which may be advertised, our revenue will fall and our ability to offer our programming and services will be harmed.

  Our failure to deliver VOD television programming within the time periods which may be advertised, whether or not within our control, could result in dissatisfied subscribers and in lost orders for content which otherwise could have been sold. Dissatisfied cable, telephone and other television distribution operators and their subscribers may no longer choose to utilize our digital VOD programming and services, which could reduce our current and future revenue. Although we maintain insurance against business interruption, we cannot be certain that such insurance will be adequate to protect us from significant loss in these circumstances, or that a major catastrophe such as an earthquake or other natural disaster would not result in a prolonged interruption of our business. In particular, our digital operations center is located in the Los Angeles area, which has in the past and will in the future experience significant, destructive seismic activity that could damage or destroy the operations center. In addition, our ability to make deliveries to subscribers within the time periods advertised depends on a number of factors, some of which are outside of our control, including equipment or software failure and our inability to provide programming to cable subscribers due to service outages experienced by cable systems that comprise our distribution network. See "--The loss of even a limited number of our satellite transmitters, and our Galaxy IX transmitters in particular, could prevent us from offering our digital cable programming and services and harm our results of operations." and "Business--Technology and operations."

The loss of even a limited number of our satellite transmitters, and our Galaxy X satellite transmitters in particular, could prevent us from offering our digital programming and services and harm our results of operations.

  We transmit our, and will transmit others', programming and other digital content via our transponders leased on two PanAmSat satellites, Galaxy IIIR and Galaxy X, both of which have desirable geostationary orbital positions with transmission coverage of the continental United States. Our failure to maintain sufficient, well-located satellite transponder capacity would impair our ability to offer our digital VOD programming and services and would harm our results of operations. We cannot be certain that we will be able to obtain replacement transponder capacity on terms acceptable to us or at all. If either satellite was destroyed or became inoperable prior to the expiration of our lease, we would need to obtain replacement satellite transponder capacity. We cannot be certain that such replacement capacity will be available when required or, if available, that it will be on terms acceptable to us. The satellites now used by us are also subject to the risks of all satellites, including damage or destruction by space debris, military actions or acts of war, anti-satellite devices, electrostatic storms, solar flares, loss of location or other extraterrestrial events. In addition, satellite signal transponders may malfunction or become inoperative in the ordinary course as a result of faulty operation or latent faults in design or construction. If, for these or any other reason, we were unable to transmit our programming on one or more of our satellite transponders, our revenues and operating results would fall and our business could be seriously harmed.

Because we rely on PanAmSat satellites for transmission of all our programming and other digital content, we could lose substantial revenue if PanAmSat were unable to meet our needs.

  Our relationship with PanAmSat is important to our business. We could lose substantial revenue if PanAmSat were unable for any reason to satisfy our satellite transmission commitments, or if any of these transmissions failed to satisfy our quality requirements. In the event that we were unable to continue to use our PanAmSat satellite capacity or obtain comparable replacement satellite capacity via PanAmSat, we would have to identify, qualify and transition deliveries to an acceptable alternative satellite transmission vendor. This identification, qualification and transition process could take six months or longer, and we cannot be certain that an alternative satellite transmission vendor would be available to us or be in a position to satisfy our delivery requirements on a timely and cost effective basis. See "Business--Technology and operations."

Because we rely on Motorola (as successor by acquisition to General Instrument) for technology and services which may be essential to our ongoing Digital Cable Television and Video-On-Demand businesses, some of which are available only from Motorola. We might be unable to operate our business if Motorola fails to meet our expectations or if these technologies and services are no longer available to us.

  We are dependent on Motorola, which recently acquired General Instrument, for services needed to turn on and off the showings of cable operators' pay-per-view movies and events ordered by their subscribers, and for the continued development and standardization of equipment and the analog and digital cable transmission technologies, known as DCII technology, that is used by the cable industry. Our relationship with Motorola, to whom we owe substantial sums of money for digital and other equipment purchased by us, includes not only the use of its DCII technology and encoding equipment to digitally process our programming, but also includes its manufacture and supply of DCII cable system equipment and television set-top cable boxes that are important to the successful deployment of our VOD Service. We have no written agreement with Motorola for the provision of its services to cable operators to turn on and off their showings of the pay-per-view movies and events we plan to transmit in VOD format, for which they are the only provider. If cable operators were unable to continue to receive these services from Motorola on acceptable terms, they would have no other readily available alternative. If Motorola were unable for any reason to meet cable operators' deployment needs, development schedule or delivery commitments with respect to either cable system equipment or television set-top cable boxes, we would be unable to meet our revenue goals and our operating results would be harmed. If we are unable to continue to obtain and use their DCII technology, we would have to identify, qualify and transition digital processing to an acceptable alternative vendor. This identification, qualification and transition process could take a very long time, at least six months or more, and we cannot be certain that an alternative vendor would be available to us or be in a position to satisfy our delivery requirements on a timely and cost effective basis. See "Business--Products and services" and "--Technology and operations."

We depend on technology and services provided by third parties. If we were unable to access these technologies and services, our ability to operate our business would be impaired and our results of operations would be harmed.

  Our technical infrastructure features in-house production, storage and digital processing, encryption and other outsourced services supervised by our personnel. Our revenue and our ability to offer our DCX and VOD products and services would be harmed if our service providers were unable for any reason to meet our scheduling or delivery requirements or if any of our uplink transmissions failed to satisfy customer quality requirements. For instance, our replay, editing and satellite transmission uplink facilities were custom built to our specifications and continue to be operated by Four Media Company, a video editing and facilities service and management company, which owns and operates those facilities for our use under a renewable service agreement. Four Media Company was recently acquired by Liberty Media Corp. If we are unable to continue relying on Four Media Company's operational expertise and technology, we would have to identify, qualify and transition such operations to an acceptable alternative vendor or perform such operations ourselves. This identification, qualification and transition process could take six months or longer, and we cannot be certain that we could perform these services or that an alternative vendor would be available to us or be in a position to satisfy our requirements on a timely and cost effective basis. See "Business--Technology and operations."

Because we rely on third party vendors to provide us with transactional services, the inability of these vendors to meet our requirements could prevent us from providing our services cost effectively, or at all.

  Our ability to collect our revenue and our results of operations would be harmed if our third party vendors were unable for any reason to meet our transactional service commitments, service management requirements or customer service quality requirements to our cable operator customers. We contract with CSG Systems, Inc. to provide customer billing and subscriber management services. These systems and resources are part of the transactional services that we offer with our TVN Digital Cable Television. If we are unable to continue using these systems and technological resources, we would have to identify, qualify and transition such operations to an acceptable alternative vendor or arrange for in-house operations. This identification, qualification and transition process could take six months or longer, and we cannot be certain that we could perform such functions or that an alternative vendor would be available to us or be in a position to satisfy our requirements on a timely and cost effective basis. See "Business--Products and services" and "-- Technology and operations."

  In addition, we rely on the services of a credit card processor, telephone service providers and shipping companies. Should we lose or experience interruptions in the services of any of these service providers, we may not be able to replace these providers and our revenues and results of operations could suffer.

The market for electronic delivery of home television entertainment and digital content is characterized by rapidly changing technology. As a result, our digital Video-on-Demand and Digital Content Express products and services may become outdated.

  Our future success and ability to remain competitive will depend in significant part upon the technological quality of our VOD and DCX products and processes relative to those of our competitors, and our ability to both develop new and enhanced products and services and to introduce products and services at competitive prices in a timely and cost effective fashion. We cannot be certain that our technological development will remain competitive.

  We rely substantially on third party vendors for the continued development of these technologies. We cannot be certain that our vendors will be able to develop technologies in a manner that meets our needs and those of our customers and subscribers. The failure to implement these technologies or to obtain licenses on favorable economic terms from other vendors, individually or in combination, could impair our prospects for future growth. We cannot be certain that we will be successful in identifying, developing, contracting for the manufacture, and marketing of product enhancements or new services or programming that are responsive to technological change, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or services or that our new products and product enhancements will adequately meet the challenges of emerging technologies, the requirements of the marketplace and achieve market acceptance. Delays in commercial availability of new products and services and enhancements to existing products and services may result in customer dissatisfaction and delay or loss of revenue, and our operating results could decline. See "Business--Technology and operations."

If our digital signals are pirated, we could lose substantial revenue.

  While we use digital and analog encryption systems designed by Motorola's predecessor, General Instrument, to minimize the risk of signal piracy, we could lose substantial revenue if signal piracy were to become widespread. The General Instrument encryption system that we use is based on the use of cards inserted into the television set-top cable box, which can be changed periodically to thwart commercial piracy efforts. In addition, electronic countermeasures can be transmitted over the cable system at any time in an effort to counter some types of piracy. However, we cannot be certain that this encryption technology, electronic countermeasures and other efforts designed to prevent signal piracy will be effective. Moreover, we cannot be certain that future technological developments will not render our anti-piracy features less effective or completely useless. Any significant piracy of our programming would substantially reduce our revenues and harm our results of operations. See "Business--Technology and operations."

We rely on a combination of trade secret, copyright and trademark laws, confidentiality and nondisclosure agreements and other such arrangements to protect our proprietary rights and confidential information. The loss of our proprietary rights or confidential information would harm our competitiveness and reduce the value of our business assets.

  We consider our software, management scheduling system, telephone ordering system, trademarks, logos, copyrights, know-how, advertising, and promotion design and artwork to be of substantial value and importance to our business. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or obtain and use information that we regard as proprietary. We cannot be certain that the steps taken by us to protect our proprietary information will prevent misappropriation of such information and such protection may not preclude competitors from developing confusingly similar brand names or promotional materials, technology, or developing products and services similar to ours. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. While we believe that our proprietary software, trademarks, copyrights, advertising and promotion design and artwork do not infringe upon the proprietary rights of third parties, we cannot be certain that we will not receive future communications from third parties asserting that our software, systems, trademarks, copyrights, advertising and promotion design and artwork infringe, or may infringe, on the proprietary rights of third parties. Any such claims, with or without merit, could be time consuming, require us to enter into royalty arrangements or result in costly litigation and diversion of management personnel. We cannot be certain that any necessary licenses can be obtained or that, if obtainable, can be obtained on terms acceptable to us. Our failure or inability to develop non-infringing technology or license necessary proprietary rights on a timely basis and in a cost-effective manner would harm our business. See "Business--Intellectual property and proprietary rights."

Rapid growth of either of our Video-on-Demand or Digital Content Express businesses could place a significant strain on our managerial, operational and financial resources and on our internal systems and controls.

  We cannot be certain that we would have adequate resources to effectively manage rapid growth of our VOD and/or DCX businesses, and our inability to do so could increase our costs and harm our business. Our financial and management controls, reporting systems and procedures are constrained by limited resources. Although some new controls, systems and procedures have been implemented, our growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls. Further, we will be required to manage multiple relationships with various customers and other third parties. We cannot be certain that our systems, procedures or controls will be adequate to support our operations or that our management will be able to successfully offer our services and implement our business plan. See "--If we fail to attract and retain qualified management, sales, operations, marketing and technology personnel, our ability to meet our business goals will be impaired and our financial condition and results of operations will suffer."

If we fail to attract and retain qualified management, sales, operations, marketing and technology personnel, our ability to meet our business goals will be impaired and our financial condition and results of operations will suffer.

  In particular, our success depends on the continued contributions of Stuart
Z. Levin, our Chairman and Chief Executive Officer, and other senior level sales, operations, marketing, technology, financial and legal officers. Our business plan was developed in large part by these senior level officers and requires skills and knowledge they possess in order to implement. In addition, our products and technologies are complex and we are substantially dependent upon the continued service of our existing engineering personnel. We intend to hire a significant number of additional sales, support, marketing, operations and research and development personnel in 1999 and beyond. Competition for qualified personnel is intense, and we cannot be certain that we will be able to attract, assimilate, train or retain additional highly qualified personnel in the future. If we are unable to hire and retain such personnel, particularly those in key positions, our business prospects may be harmed and our results of operations may suffer.

A substantial portion of our revenues to date have been generated by pay-per-view fees paid by subscribers to our satellite transmitted analog programming for the large home satellite dish market and to our digital cable television programming for the cable market. These revenues have not been sustainable.

  Revenues from our large home satellite dish business substantially declined in fiscal 1998, in fiscal 1999, in fiscal 2000 and will be de minimus in fiscal 2001 since we plan to discontinue that business. Revenue from our digital cable television programming business will likely decline in fiscal 2001 because we have been repositioning that business so our historical revenues therefrom may not be sustainable. The digital television home entertainment business faces severe competition from competing forms of content delivery, including digital content transmitted via small satellite dishes and the Internet, and has not experienced growth as projected.

We may be unable to successfully integrate any new companies, products or technologies we acquire.

  We have made and may continue to make investments in and provide funding for complementary companies, products and/or technologies. If we fail to successfully integrate these purchases with our existing operations, our ongoing business could be disrupted, the attention of our management and other employees may be diverted from other important projects, and our expenses may increase. In June 1999, we acquired a majority interest in New Media Network, a start-up company involved in the digital delivery of music via the Internet and retail locations. In July 1999, we acquired substantially all of the assets of the Guthy-Renker Television Network, and we have operated that business since then. It purchases media time from cable operators and programmers, service providers and television broadcasters and resells such time in packages to direct response infomercial and product sales companies. Such acquisitions may result in difficulty integrating personnel and operations. In addition, key personnel of the acquired businesses may decide not to continue to work for us. If we make other types of acquisitions, we could have difficulty assimilating the acquired technology, products or personnel into our operations.

Morgan Stanley Dean Witter has significant influence over us, and may have an interest in pursuing actions adverse to the interests of the holders of the notes.

  Decisions concerning our operations or financial structure may present conflicts of interest between the owners of capital stock and the holders of the notes. For example, the holders of capital stock may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to the holders of the notes. Princes Gate Investors II and its affiliates own 89.3% of our Series B Preferred Stock, which ownership represents 54.8% of our outstanding voting capital stock on an as-converted basis or 44.4% of the voting capital stock on an as-converted, diluted basis including currently outstanding options and warrants exercisable for voting capital stock. The general partners of Princes Gate Investors II
(PGI) and Morgan Stanley, our investment banker, are both wholly owned subsidiaries of Morgan Stanley Dean Witter, and several of our directors are employees of Morgan Stanley and/or PGI. As a result of these relationships, Princes Gate Investors II, Morgan Stanley Dean Witter and its affiliates have, and will continue to have, significant influence over our management policies and our corporate affairs. See "Certain Relationships and Related Transactions" and "Security Ownership of Certain Beneficial Owners and Management."

Our certificate of incorporation requires us, upon demand, to redeem all of the outstanding shares of our Series B Preferred Stock in August 2002. We may be unable to satisfy this requirement, and our creditworthiness, business condition and value of our equity could be harmed as a result.

  Our certificate of incorporation requires us, upon demand, to redeem all of the outstanding shares of our Series B Preferred Stock in August 2002, the mandatory redemption date, for $54.4 million, unless such shares of Series B Preferred Stock have previously been converted into our common stock at the option of the holders thereof, or automatically converted upon our initial public offering. Notwithstanding this requirement, the terms of the notes significantly limit a redemption by us from available cash, but will permit us to redeem the Series B Preferred Stock with the proceeds of an equity financing. If we fail to redeem the Series B Preferred Stock, we would continue to be in breach under our certificate of incorporation from the redemption date until the date of a refinancing, if any. Although a breach of this type has been excluded from the cross default provisions of the notes, it may trigger default provisions in other financial instruments to which we may then be a party. We cannot be certain that holders of Series B Preferred Stock will not take legal action against us in an attempt to enforce their redemption right, demand that we renegotiate the terms of the Series B Preferred Stock or sell additional equity to finance the redemption. Although these actions may not directly effect the notes, they may harm our financial condition and have a dilutive effect on the interests of our equity holders. A substantial majority of our Series B Preferred Stock is held by Princes Gate Investors II. See "Certain Relationships and Related Transactions" and "Security Ownership of Certain Beneficial Owners and Management."

The notes are subject to original issue discount tax treatment and may be subject to high-yield discount obligation tax rules.

  The notes will be treated as issued with original issue discount for U.S. federal income tax purposes, so that holders of the notes generally will be required to include amounts in gross income for U.S. federal income tax purposes in advance of receipt of the cash payments to which the income is attributable. Furthermore, the notes may be subject to the high yield discount obligation rules, which will defer and may, in part, eliminate our ability to deduct for U.S. federal income tax purposes the original issue discount attributable to the notes. Accordingly, our after-tax cash flow might be less than if the original issue discount on the notes was deductible when it accrued.

  If a bankruptcy case were commenced by or against us under the Bankruptcy Code of 1978, as amended, after the issuance of the notes, the claim of a note holder with respect to the principal amount thereof may be limited to an amount equal to the sum of:

  . the initial offering price and

  . that portion of the original issue discount that is not deemed to constitute "unmatured interest" for purposes of the bankruptcy code.

  Any original issue discount that was not amortized as of the date of any such bankruptcy filing would constitute "unmatured interest."

Our obligations under the notes may be diminished if the transfer of the notes was fraudulent or made us insolvent.

  Under applicable provisions of the federal bankruptcy law or comparable provisions of state fraudulent transfer law, if, at the time we issued the notes or made any payment in respect of the notes, either:

  (1) we received less than reasonably equivalent value or fair consideration for such issuance; and

  . we were insolvent or were rendered insolvent by such issuance; or

  . were engaged or about to engage in a business or transaction for which our assets constituted unreasonably small capital; or

  . intended to incur, or believed that we would incur, debts beyond our ability to pay our debts as they matured; or

  (2) we issued the notes or made any payment thereunder with intent to hinder, defraud or delay any of our creditors, then our obligations under some or all of the notes could be voided or held to be unenforceable by a court or could be subordinated to claims of other creditors, or the note holders could be required to return payments already received.

  In particular, if we caused a subsidiary to pay a dividend in order to enable us to make payments in respect of the notes, and such transfer were deemed a fraudulent transfer, the holders of the notes could be required to return the payment.

  The measure of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, we would be considered insolvent if:

  . the sum of our debts, including contingent liabilities, was greater than all of our assets at a fair valuation; or

  . we had unreasonably small capital to conduct our business; or

  . the present fair salable value of our assets were less than the amount that would be required to pay the probable liability on our existing debts, including contingent liabilities, as they become absolute and mature.

  We believe that we will not be insolvent at the time of or as a result of the issuance of the notes, that we will not engage in a business or transaction for which our remaining assets constitute unreasonably small capital, and that we will not incur debts beyond our ability to pay such debts as they mature. We cannot assure you, however, that a court passing on such questions would agree with our analysis.

  Under certain circumstances, our subsidiaries will be required to guarantee our obligations under the indenture and the notes. If any subsidiary enters into such a guarantee, and bankruptcy or insolvency proceedings are initiated by or against that subsidiary within 90 days or, possibly, one year, after that subsidiary issued a guarantee or after that subsidiary incurred obligations under its guarantee in anticipation of insolvency, then all or a portion of the guarantee could be avoided as a preferential transfer under federal bankruptcy or applicable state law. In addition, a court could require holders of the notes to return all payments made within any such 90 day or, possibly, one year, period as preferential transfer.

Applicable bankruptcy law is likely to impair the trustee's right to foreclose upon the pledged securities.

  The right of the trustee under the indenture and the pledge agreement relating to the notes to foreclose upon and sell the pledged securities upon the occurrence of an event of default on the notes is likely to be significantly impaired by applicable bankruptcy law if a bankruptcy or reorganization case were to be commenced by or against us or one of our subsidiaries. Under applicable bankruptcy law, secured creditors such as the holders of the notes are prohibited from foreclosing upon or disposing of a debtor's property without prior bankruptcy court approval.

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

  We are exposed to minimal market risks. Sensitivity of results of operations to these risks is managed by maintaining a conservative investment portfolio, which is comprised solely of highly-rated, short-term investments. We do not hold or issue derivative, commodity instruments or other financial instruments for trading purposes.

  We are exposed to interest rate risk, as additional financing may be periodically utilized primarily to fund operating expenses and capital expenditures. The interest rate that we may be able to obtain on financings will depend on market conditions at that time and may differ from the rates we have secured in the past.

Item 8. Consolidated Financial Statements and Supplementary Data

  The information required by this item is listed in Item 14 of Part IV of this report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

  Not applicable.

                                   PART III

Item 10. Executive Officers and Directors

  Our executive officers and directors and their ages as of March 31, 2000 are as follows:

 Name                      Age Position
 ----                      --- --------
 Stuart Z. Levin..........  52 Chairman of the Board of Directors and Chief
                                Executive Officer
 Arthur Fields............  62 Senior Executive Vice President, General
                                Counsel, Chief Administrative Officer, Director
                                and Secretary
 Linda Blazy..............  45 Senior Vice President, Satellite Marketing
 Leo I. Bluestein, Ph.D...  63 Chief Technical Officer
 Anthony Ciesniewski......  55 Vice President, Network Operations & Engineering
 Richard Colletto.........  47 Vice President, Programming
 John McWilliams..........  37 Senior Vice President, Finance
 Stephen C. Rockabrand....  50 Senior Vice President
 Dom Stasi................  57 Vice President, Technology Development
 Gregory A. Thomas........  35 Chief Operating Officer of GRTV Network, Inc.
 James P. Riley...........  38 Senior Vice President, Business Development
 S. Robert Levine, M.D....  45 Director
 Stephen R. Munger........  42 Director
 Martin A. Pasetta........  67 Director
 David R. Powers..........  32 Director
 Jerome H. Turk...........  56 Director
 James M. Wilmott.........  36 Director
 Thomas A. Clayton........  33 Director

  Stuart Z. Levin founded TVN in 1987 and served as President and Chief Executive Officer from then to September 1997. In September 1997, Mr. Levin became Chairman of the Board of Directors and Chief Executive Officer. Prior to joining TVN, Mr. Levin founded and operated a company that delivered satellite-fed pay television and pay per view programming to hotels and apartment complexes from 1980 to 1984. In 1984, Mr. Levin began work on the initial plan for TVN.

  Arthur Fields, a co-founder of TVN, joined us in January 1989 as Senior Executive Vice President, General Counsel and Chief Administrative Officer. Prior to joining TVN, Mr. Fields was a partner at the law firm of Ervin, Cohen & Jessup in Beverly Hills, California. Mr. Fields received a B.S. in Pharmacy from Columbia University and a J.D. from Loyola Law School.

  Linda Blazy joined TVN in 1991 as Vice President, Marketing, Sales & Creative Services. From November 1995 to September 1997, Ms. Blazy served as our Senior Vice President, Marketing, Sales & Creative Services. In September 1997, Ms. Blazy became our Senior Vice President, Consumer Marketing and in March 1999 became our Senior Vice President, Satellite Marketing. Prior to joining TVN in 1991, Ms. Blazy held a number of marketing and management positions in the home video industry. Ms. Blazy received a B.S. in Marketing from Arizona State University.

  Anthony Ciesniewski joined TVN in August 1998 as Vice President, Network Operations & Engineering. He oversees all aspects of our Digital Network Operations Center, including day-to-day staff management and the implementation of such technical functions as compression, encryption, access control, automated ordering and transactional services. Mr. Ciesniewski joined TVN from Kelly Broadcasting Co. in Sacramento, where he had been Director of Engineering since August 1996. From September 1997 through March 1998, he was Consulting Engineer for Ziff-Davis Publishing, where he designed their digital cable television broadcast facility in San Francisco. From March 1986 through August 1996 he was Vice President, Engineering & Operations for Fox Tape, a division of 20th Century Fox. Mr. Ciesniewski won a 1994 Emmy Award for Technical Team/Studio for "NFL on Fox." He belongs to the Society of Broadcast Engineers, the Academy of Television Arts & Sciences, and the Society of Motion Picture and Television Engineers.

  Leo I. Bluestein joined TVN on a full-time basis in April 1996 as Chief Technical Officer. From April 1989 to April 1996, Dr. Bluestein was a consultant to us and a number of other companies in the areas of encryption and conditional access technology. Dr. Bluestein was a Vice President with responsibilities in the Government Systems and VideoCipher divisions of M/A-Com Linkabit, Inc., a subsidiary of M/A Com, Inc., a diversified electronics company, and was a director of the Advanced Technology Group at Oak Industries, Inc., a pay television product company. Dr. Bluestein received a B.S. in Electrical Engineering from the College of the City of New York, and an M.S. in Electrical Engineering and a Ph.D. in Electrical Engineering from Columbia University.

  Rick Colletto joined TVN in January 1998 as Vice President, Programming and is responsible for overseeing the programming and scheduling of our digital and analog channels. Prior to joining TVN, Mr. Colletto was Director, Video-On-Demand for Time Warner, Inc.'s Full Service Network in Orlando, Florida from May 1994 to December 1997. Mr. Colletto served as Marketing Director of Oceanic Cable, a Hawaiian affiliate of Time Warner from December 1992 to May 1994. Mr. Colletto received a B.A. in Communications from the University of Hawaii.

  John McWilliams joined TVN in December 1994 as Controller and was named Vice President, Finance in November 1995. In August 1998, Mr. McWilliams was named Senior Vice President, Finance and is responsible for our accounting, financial reporting and financial planning systems, overseeing risk management and administering our employee benefit plans. Mr. McWilliams was an independent consultant from July 1993 to December 1994. From September 1992 to July 1993, Mr. McWilliams was the Controller for Action Pay-Per-View, a national PPV network. Mr. McWilliams received a B.S. in Accounting from the University of Tennessee, Knoxville, and was certified as a public accountant in California in 1990.

  Stephen C. Rockabrand joined TVN in January 1996 as Senior Vice President, Programming and New Business Development and in January 1998 became our Senior Vice President, New Business Development. In September 1998, Mr. Rockabrand was named Senior Vice President for live and special event programming. From 1990 to January 1996, Mr. Rockabrand served as Vice President, Pay Television, Ancillary Markets and New Technologies at Paramount Pictures Corporation, a motion picture and television studio.

  Dom Stasi joined TVN in December 1998 as Vice President, Technology Development and is responsible for developing video and data applications for use in video-on-demand and interactive systems. Prior to joining TVN, Mr. Stasi spent seven years as an engineering executive with TCI and its Liberty Media program networks. From July 1997 to October 1998, Mr. Stasi was Vice President, Engineering and Operations for Your Choice TV. From October 1994 to July 1997, Mr. Stasi served as Vice President, Network Video Services for the Technology Ventures division, and from June 1993 to October 1994, Mr. Stasi was Vice President, Technology and Operations for Request TV. Mr. Stasi holds an engineering degree from the State University of New York, and is a member of the NCTA Engineering Committee, the Society of Cable Telecommunications Engineers, and the Society of Motion Picture and Television Engineers.

  Gregory A. Thomas joined TVN in July 1999 as Chief Operating Officer of GRTV Network, Inc. when we acquired substantially all the assets of Guthy-Renker Television Network. Mr. Thomas became Chief Operating Officer of Guthy-Renker Television Network, a satellite-delivered direct response marketing company, in 1998. In 1994, Mr. Thomas founded Coast to Coast Media, LLC, a time buying service for infomercials to service his own productions. Mr. Thomas served as President of Coast to Coast from 1994 until Coast to Coast was acquired by Guthy-Renker Television Network in 1998. Mr. Thomas holds a Bachelor's Degree in History from the University of California at Los Angeles.

  James P. Riley joined TVN in July 1999 as Senior Vice President, Business Development and is responsible for sales, marketing, and business development of TVN's digital services. From January 1997 through July 1999,

Jim served as Vice President of GRTV Networks, a national direct response marketing service owned by Guthy-Renker Corporation. From September 1998 through January 1997, Riley held several roles at E! Entertainment Television, including VP Cable Distribution and VP of Broadband Technologies. Riley is a member of the CTAM Interactive Television Committee and holds a Bachelor's Degree in Mass Communications and Philosophy from Fordham University.

  S. Robert Levine, M.D. has been a member of TVN's Board of Directors since October 1990. In March of 1983, Dr. Levine established the Cardiac Health and Rehabilitation Program at New York's Mount Sinai Medical Center and served as its director until October 1986. In November 1996, Dr. Levine was named Chairman of the Progressive Policy Institute's "Health Priorities Project." Dr. Levine also recently completed a three year term as a member of the National Institute of Health's National Institute of Diabetes, Digestive and Kidney Diseases Advisory Council, and he currently serves as Chairman of the Clinical Affairs Advisory Board for the Juvenile Diabetes Foundation International, the world's largest non-profit, non-governmental funder of diabetic research ($120 million in FY 2001). Dr. Levine is also Chairman of Decision Support Systems, Inc., a development-stage healthcare content services company. Dr. Levine received a BS in Human Development and Nutrition from Cornell University in 1975 and an M.D., summa cum laude, from Loyola-Stritch School of Medicine in 1979.

  Stephen R. Munger has been a member of TVN's Board of Directors since December 1997. Mr. Munger is a Managing Director and co-head of the Mergers, Acquisitions and Restructuring Department of Morgan Stanley. From September 1997 through September 1999, Mr. Munger was President of PG Investors II, Inc., the general partner of Princes Gate Investors II, L.P. Mr. Munger joined Morgan Stanley in 1988 and served in various capacities prior to being named Managing Director in 1993. Mr. Munger is also a member of the Board of Directors of ImpSat Fiber Networks, Inc. Mr. Munger received a B.A. in Government from Dartmouth College and an M.B.A. from The Wharton School.

  Martin A. Pasetta has been a member of TVN's Board of Directors since October 1988. Mr. Pasetta retired from a 42 year career as a director and producer of television specials and programs, including 17 years directing the Academy Awards from 1972 to 1989. Mr. Pasetta produced and directed Inaugural Galas for Presidents Carter and Reagan, in addition to the first U.S. satellite television entertainment broadcast. Mr. Pasetta received an Honorary Doctorate in Fine Arts from the University of Santa Clara.

  David R. Powers has been a member of our Board of Directors since September 1997. Since March 2000, Mr. Powers has been a Managing Director of Gramercy Communications Partners, a private equity firm specializing in communications investing. Mr. Powers was in the Private Investment Department of Morgan Stanley, becoming a Principal in December 1998 and a Vice President of PG Investors II, Inc., the general partner of Princes Gate Investors II, L.P. in 1996. From August 1992 to May 1994 Mr. Powers was an Associate in the Mergers, Acquisitions and Restructuring Department and has served in various other capacities at Morgan Stanley since 1989. Mr. Powers received a B.A. in Mathematics and Economics from Amherst College.

  Jerome H. Turk has been a member of TVN's Board of Directors since October 1998. Mr. Turk has been retired since January 1997. From November 1994 to December 1996, Mr. Turk was a member of the Board of Directors of Fitzgeralds Gaming Corporation, most recently as Chairman of the Board. From September 1985 to October 1988, Mr. Turk worked for Oppenheimer & Co., most recently as a Managing Director. Mr. Turk received a B.B.A. from Adelphi University and a J.D. from Brooklyn Law School. Mr. Turk is a certified public accountant and a member of the bar in the State of New York.

  James M. Wilmott has been a member of TVN's Board of Directors since April 2000. Mr. Wilmott is a Principal of Morgan Stanley Dean Witter and Deputy Head of the Private Investment Department. Since joining Morgan Stanley Dean Witter in 1986, Mr. Wilmott has worked for extended periods in both London and New York. Until 1996, he worked on a variety of Merger, Acquisition and Restructuring transactions involving clients representing a wide range of industries. Mr. Wilmott has been a member of the Private Investment Department since 1996. Mr. Wilmott is currently a Vice President of PG Investors III, Inc., the general partner of Princes Gate Investors III, L.P. Mr. Wilmott graduated from the University of North Carolina at Chapel Hill with an A.B. in Economics, and he received his M.B.A. from the Harvard Business School.

  Thomas A. Clayton has been a member of TVN's Board of Directors since April 2000. Mr. Clayton is a Vice President of Morgan Stanley Dean Witter and a member of the Private Investment Department. Mr. Clayton joined Morgan Stanley Dean Witter in 1989 and worked for two years in the Mergers, Acquisitions and Restructuring Department focusing on Media, Telecommunications and Technology companies. Upon returning to Morgan Stanley Dean Witter in 1995, Mr. Clayton worked on a variety of Merger, Acquisition and Restructuring transactions, involving clients representing a wide range of industries. Mr. Clayton has been a member of the Private Investment Department since 1997. Mr. Clayton is currently a Vice President of PG Investors III, Inc., the general partner of Princes Gate Investors III, L.P. In addition, Mr. Clayton is a Vice President of Morgan Stanley Dean Witter Equity Funding, Inc. Mr. Clayton graduated from Yale University with a B.A. in History and he received a J.D. from The Yale Law School.

 Director Compensation

  Members of our Board of Directors do not receive compensation for their service as directors.

Item 11. Executive Compensation

 Summary of Cash and Certain Other Compensation

  The following table sets forth information concerning the compensation received for services rendered to us during fiscal 2000 by our Chief Executive Officer and our four next most highly compensated executive officers whose total compensation in fiscal 2000 equaled or exceeded $100,000 ("Named Executive Officers"):

                          Summary Compensation Table

                                                                    Long-Term
                                                                   Compensation
                                                                      Awards
                                        Annual Compensation         Number of
                                 ---------------------------------  Securities
Name and Principal                                  Other Annual    Underlying
Positions                   Year  Salary   Bonus   Compensation(1)  Options(2)
------------------          ---- -------- -------- --------------- ------------
Stuart Z. Levin............ 2000 $475,205 $200,000     $39,755           --
 Chairman and Chief
  Executive Officer
James B. Ramo(3)........... 2000  253,570  200,000     677,714           --
 President and Chief
  Operating Officer
Arthur Fields.............. 2000  361,249  100,000      80,231           --
 Senior Executive Vice
 President, General
 Counsel, Chief
 Administrative Officer and
 Secretary
Gregory Pasetta(4)......... 2000  258,750   80,000       4,500       150,000
 Senior Vice President
Gregory A. Thomas.......... 2000  124,327  150,000       8,750       150,000
 Chief Operating Officer,
  GRTV Network, Inc.
James P. Riley............. 2000  110,769  100,000       4,800        20,000
 Senior Vice President,
  Business Development
Stephen C. Rockabrand...... 2000  180,000   10,000         --            --
 Senior Vice President

--------
(1) Represents car allowance and employer paid premiums for life insurance policies.

(2) These shares are subject to stock options granted under the 1996 Stock Option Plan. See Table entitled "Option Grants in Last Fiscal Year" for an explanation of the vesting provisions of such stock options.

(3) Other Annual Compensation for James B. Ramo also includes payment of our obligation pursuant to his employment agreement upon Mr. Ramo's resignation in September 1999.

(4) Effective December 31, 1999, Gregory Pasetta accepted a position as President and Chief Operating Officer of Netsmart, Inc. and is consulting to TVN.

  The following table sets forth certain information for the fiscal year ended March 31, 2000 with respect to options granted to the Named Executive Officers.

                       Option Grants in Last Fiscal Year

                                     Individual Grants
                         -----------------------------------------
                                                                        Potential
                                                                    Realizable Value
                                                                    at Assumed Annual
                                  % of Total                         Rates of Stock
                                   Options                         Price Appreciation
                                  Granted to  Exercise             for Option Term(1)
                         Options Employees in Price Per Expiration -------------------
Name                     Granted Fiscal Year    Share      Date       5%        10%
----                     ------- ------------ --------- ---------- --------- ---------
Stuart Z. Levin.........     --       --          --          --         --        --
James B. Ramo(2)........     --       --          --          --         --        --
Arthur Fields...........     --       --          --          --         --        --
Gregory Pasetta(3)...... 150,000     18.5%     $11.00    11/09/09  2,687,676 4,279,675
Gregory A. Thomas....... 100,000     12.3%     $11.00    11/09/09  1,791,784 2,853,117
Gregory A. Thomas.......  50,000      6.2%     $11.00     1/01/10    895,892 1,426,558
James P. Riley..........  20,000      2.5%     $11.00     11/9/09    358,357   570,623
Stephen C. Rockabrand...     --       --          --          --         --        --

--------
(1) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are mandated by the Rules of the Securities and Exchange Commission and do not represent our estimate or projection of future Common Stock price. Actual gains, if any, on stock option exercises are dependent on our future financial performance, overall conditions and the option holder's continued employment through the vesting period and option term. This table does not take into account any appreciation in the fair market value of the Common Stock from the date of grant to the date of this Report, other than the columns reflecting assumed rates of appreciation of 5% and 10%.

(2) James B. Ramo resigned as director and as President and Chief Operating Officer in September 1999.

(3) Effective December 31, 1999, Gregory Pasetta accepted a position as President and Chief Operating Officer of Netsmart, Inc. and is consulting to TVN.

  The following table sets forth certain information with respect to the number and value of stock options held by each Named Executive Officer as of March 31, 2000.

  Aggregate Option Exercises in Fiscal 2000 and Option Values as of March 31,
                                     2000

                                                      Number of Securities      Value of Unexercised
                           Number                    Underlying Unexercised     In-the-Money Options
                          of Shares                 Options at March 31, 2000   at March 31, 1999(2)
                          Acquired       Value      ------------------------- -------------------------
Name                     on Exercise Realized($)(1) Exercisable Unexercisable Exercisable Unexercisable
----                     ----------- -------------- ----------- ------------- ----------- -------------
Stuart Z. Levin.........      --           --         679,187      212,520    $7,945,004   $1,494,993
James B. Ramo...........      --           --             --           --            --           --
Arthur Fields...........      --           --         366,667       33,333     4,300,000          --
Gregory Pasetta.........      --           --         100,000      200,000     1,075,000          --
Gregory A. Thomas.......      --           --          33,333      116,667           --           --
James P. Riley..........      --           --          13,333        6,667           --           --
Stephen C. Rockabrand...      --           --          83,333       16,667       895,830      170,837

--------
(1) "Value Realized" is calculated on the basis of the fair market value of the Common Stock on the date of exercise minus the exercise price, despite the fact that none of such shares have been sold.

(2) Based upon the fair market value of $11.00 per share as of the fiscal year end minus the exercise price.

(3) In connection with his resignation as a director and as President and Chief Operating Officer, we paid Mr. Ramo approximately $1.9 million in connection with the cancellation of options to purchase 599,775 shares of the Company's common stock previously granted to Mr. Ramo, as well as the satisfaction of other equity participation provisions arising under his employment agreement.

Benefit Plans

  1996 Stock Option Plan. Our 1996 Stock Option Plan (the "1996 Option Plan") was adopted by the Board of Directors and approved by the stockholders in January 1996. In August 1997, the Board and the stockholders approved an increase in the number of shares reserved under the 1996 Option Plan by 600,000 shares for a total of 3,000,000 shares of Common Stock. In April 1999, the Board approved the reservation of an additional 993,899 shares under the 1996 Option Plan, subject to stockholder approval. The 1996 Option Plan provides for grants of incentive stock options to our employees (including officers and employee directors) and nonstatutory stock options to our employees, directors and consultants. The purpose of the 1996 Option Plan is to attract and retain the best available personnel and to encourage stock ownership by our employees, officers and consultants in order to give them a greater personal stake in our success. The 1996 Option Plan is administered by the Board of Directors, which determines optionees and the terms of options granted, including the exercise price, number of shares subject to the option and the exercisability thereof.

  As of March 31, 2000, 73,250 shares of Common Stock had been issued upon the exercise of options granted under 1996 Option Plan, options to purchase 2,642,707 shares of Common Stock at a weighted average exercise price of $2.89 per share were outstanding and 1,277,942 shares remained available for future grant.

  The term of an option granted under the 1996 Option Plan is stated in the option agreement. The terms of options granted under the 1996 Option Plan generally may not exceed ten years, and in the case of an incentive option or nonstatutory option granted to an optionee who, at the time of grant, owns stock representing more than 10% of our outstanding capital stock, the term of such option may not exceed five years. Options granted under the 1996 Option Plan generally vest and become exercisable as set forth in the option agreement. In general, no option may be transferred by the optionee other than by will or the laws of descent or distribution, and each option may be exercised, during the lifetime of the optionee, only by such optionee. An optionee whose relationship with us or any related corporation ceases for any reason (other than by death or permanent and total disability) may exercise options in the 90 day period following such cessation, unless such options terminate or expire sooner (or for nonstatutory options, later), by their terms, but only to the extent the option had vested on such date of cessation. In the event of death or total and permanent disability, the option may be exercised in the twelve month period following the date of death or total and permanent disability unless such options terminate or expire sooner (or for nonstatutory options, later), but only to the extent the option had vested on the date of death or disability.

  In the event we merge with or into another corporation, all outstanding options may either be assumed or an equivalent option may be substituted by the surviving entity or, if such options are not assumed or substituted, such options shall become exercisable as to all of the shares subject to the options, including shares as to which they would not otherwise be exercisable. In the event that options become exercisable in lieu of assumption or substitution, the Board of Directors shall notify optionees that all options shall be fully exercisable for a period of 15 days, after which such options shall terminate.

  The Board of Directors determines the exercise price of options granted under the 1996 Option Plan at the time of grant, provided that the exercise price of all incentive stock options must be at least equal to the fair market value of the shares on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting rights of our outstanding capital stock, the exercise price of any incentive stock option or any nonstatutory stock option granted must equal at least 110% of the fair market value on the grant date. The consideration for exercising any incentive stock option or any nonstatutory stock option may consist of cash, check, promissory note, delivery of already-owned shares of our Common Stock subject to certain conditions, a reduction in the amount of any Company liability to an optionee or any combination of the foregoing methods of payment or such other consideration or method of payment to the extent permitted under applicable law. No incentive stock options may be granted to a participant, which, when aggregated with all other incentive stock options granted to such participant, would have an aggregate fair market value in excess of $100,000 becoming exercisable in any calendar year. The 1996 Option Plan will terminate in January 2006, unless sooner terminated by the Board of Directors.

Limitation of Liability and Indemnification Matters

  As permitted by the Delaware General Corporation Law, we have included in our Certificate of Incorporation a provision to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions. In addition, our Bylaws provide that we are required to indemnify our officers and directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we are required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified. We believe that our charter provisions are necessary to attract and retain qualified persons as directors and officers. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that, in the opinion of the Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. At present, we are not aware of any pending or threatened litigation or proceeding involving any of our directors, officers, employees or agents in which indemnification would be required or permitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information regarding the beneficial ownership of our capital stock as of March 31, 2000, as adjusted to give effect to the transactions contemplated in this Report, (i) by each of our directors and each of the Named Executive Officers, (ii) by all directors and executive officers as a group, and (iii) by each person who is known by us to own beneficially more than 5% of our Common Stock on an as-converted basis.

                                               Number of Number of   Percent
                                               Shares of Shares of  Ownership
                                                Common   Preferred  of Voting
Beneficial Owner                                 Stock     Stock     Stock(1)
----------------                               --------- ---------  ---------
Entities affiliated with Princes Gate
 Investors II, L.P.(2)........................       --  10,857,338   54.8%
 1585 Broadway
 New York, New York 10036
Storie Partners, L.P..........................       --     946,563    4.8
 1 Bush Street, Suite 1350
 San Francisco, California 94104
Stuart Z. Levin(3)............................   855,677    938,398    8.7
James B. Ramo.................................       --         --     --
Arthur Fields(4)..............................   400,000    397,307    3.9
Gregory Pasetta(5)............................   100,000        --      *
Gregory A. Thomas(6)..........................    33,333        --      *
James P. Riley(7).............................    13,333        --      *
Stephen C. Rockabrand(8)......................    86,667        --      *
S. Robert Levine, M.D.........................       --   3,332,835   16.8
Stephen R. Munger(2)..........................       --  10,857,338   54.8
Martin A. Pasetta(9)..........................       --     352,883    1.8
David R. Powers...............................       --         --      *
Jerome H. Turk................................       --     172,102     *
James M. Wilmott(2)...........................       --  10,857,338   54.8
Thomas A. Clayton(2)..........................       --  10,857,338   54.8
All directors and executive officers as a
 group (18 persons)(10)....................... 1,741,842 16,050,863   82.9

--------
 * Less than 1%.

(1) Applicable percentage of ownership is based on 173,350 shares of Common Stock and 19,654,671 shares of Preferred Stock outstanding as of March 31, 2000, together with applicable options and warrants for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. Shares of Common Stock or Preferred Stock subject to options or warrants that are presently exercisable or exercisable within 60 days of March 31, 2000, are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

 (2) Includes an aggregate of 8,797,318 shares of Series B-1, B-3 and B-4 Preferred Stock held by Princes Gate Investors II, L.P., an aggregate of 592,812 shares of Series B-1, B-3 and B-4 Preferred Stock held by Acorn Partnership II, L.P., an aggregate of 586,883 shares of Series B-1, B-3 and B-4 Preferred Stock held by PGI Investments Limited, an aggregate of 293,442 shares of Series B-1, B-4 and B-4 Preferred Stock held by Gregor von Opel and an aggregate of 586,883 shares of Series B-1, B-3 and B-4 Preferred Stock held by Investor Investments AB. Mr. Wilmott, Mr. Munger and Mr. Clayton, all of whom are directors of TVN and are also employees of Morgan Stanley, an affiliate of Princes Gate Investors II, L.P. Each disclaims beneficial ownership of the shares held by these funds.

 (3) Includes 266,196 shares of Series A Preferred Stock held by Mr. Levin's former wife over which Mr. Levin exercises voting power but as to which Mr. Levin disclaims beneficial ownership. Includes 755,577 shares of Common Stock which may be acquired upon exercise of stock options which are presently exercisable or will become exercisable within 60 days of March 31, 2000.

 (4) Includes 397,307 shares of Series A Preferred Stock held by the Arthur and Soni Fields Family Trust over which Mr. Fields may be deemed to have voting and investment power. Includes 400,000 shares of Common Stock which may be acquired upon exercise of stock options which are presently exercisable or will become exercisable within 60 days of March 31, 2000.

 (5) Includes 100,000 shares of Common Stock which may be acquired upon exercise of stock options which are presently exercisable or will become exercisable within 60 days of March 31, 2000.

 (6) Includes 33,333 shares of Common Stock which may be acquired upon exercise of stock options which are presently exercisable or will become exercisable within 60 days of March 31, 2000.

 (7) Includes 13,333 shares of Common Stock which may be acquired upon exercise of stock options which are presently exercisable or will become exercisable within 60 days of March 31, 2000.

 (8) Includes 86,667 shares of Common Stock which may be acquired upon exercise of stock options which are presently exercisable or will become exercisable within 60 days of March 31, 2000.

 (9) Includes 352,883 shares of Series A Preferred Stock held by the Pasetta Family Trust over which Mr. Pasetta may be deemed to have voting and investment power.

(10) Includes 1,641,742 shares of Common Stock which may be acquired upon exercise of stock options which are presently exercisable or will become exercisable within 60 days of March 31, 2000.

Item 13. Certain Relationships and Related Transactions

Related Party Transactions

  In May 1992, we assumed the obligations of the limited partnership that was our predecessor in interest including specific obligations to repay funds advanced to it by certain stockholders including Stuart Z. Levin, our Chairman and Chief Executive Officer, and S. Robert Levine, M.D., a member of our Board of Directors. Accordingly, we have Contingent Notes Payable to (i) Stuart Z. Levin, in the amount of $55,336, including principal and interest accrued through March 31, 2000; and (ii) S. Robert Levine in the amount of $992,586 including principal and interest accrued through March 31, 2000.

  During the period from fiscal 1993 to fiscal 1999, we have made a series of advances to Stuart Z. Levin, our Chairman and Chief Executive Officer, and Mr. Levin has from time to time made periodic repayments toward such advances. As of March 31, 2000, the outstanding amount of such advances, net of repayments, aggregated $230,000. Such advances are payable to us upon demand and do not bear interest.

  In February 1996, we effected a recapitalization pursuant to which each of the 729,180 shares of then outstanding Common Stock was exchanged for
10.5948568 shares of Series A Preferred Stock. Prior to the recapitalization, the only outstanding capital stock was Common Stock. The recapitalization and related exchange of Common Stock for Preferred Stock was not a financing transaction and did not generate any proceeds to us.

  During the period from June 1996 through November 1996, we issued and sold convertible promissory notes in the aggregate principal amount of $5.5 million (the "Convertible Notes") to Storie Partners, L.P., which owns greater than 4% of our voting securities, and to certain other investors. The Convertible Notes accrued simple interest at the annual rate of 10% and were convertible upon the consummation of a qualified equity financing occurring on or before December 31, 1998 (the "Financing") into shares of capital stock issued in connection with the Financing. The Convertible Notes were accompanied by warrants exercisable for the purchase of an aggregate of 500,002 shares of our capital stock issued in connection with the Financing (the "Debt Financing Warrants").

  In August 1997, we entered into an agreement (the "Securities Purchase Agreement") with PGI II and the holders of the Convertible Notes to issue and sell an aggregate of 5,714,442 shares of Series B-1 Preferred Stock for $2.6249 per share, 1,290,767 shares of Series B-2 Preferred Stock for $5.8105 per share and warrants exercisable for the purchase of 500,002 shares of Series B-2 Preferred Stock at a per share price of $5.8105 (the "Series B-2 Warrants"), 2,285,727 shares of Series B-3 Preferred Stock for $6.5625 per share and 1,428,584 shares of Series B-4 Preferred Stock for $10.4999 per share.

  Pursuant to the terms of the Securities Purchase Agreement, PGI II was obligated to purchase all the shares of Series B-1 Preferred Stock and was granted an option to purchase all of the shares of Series B-3 Preferred Stock exercisable on or before February 28, 1998 and all of the shares of Series B-4 Preferred Stock exercisable on or before August 29, 1998. In December 1997, we and PGI II amended the terms of the Securities Purchase Agreement to provide that PGI II's options to purchase such shares in February 1998 and August 1998 would become absolute obligations in December 1997 and February 1998, respectively, in consideration for our agreement to issue and sell a greater number of shares of Series B-3 Preferred Stock and Series B-4 Preferred Stock at a lower price per share for each such series. Specifically, the December 1997 amendment to the Securities Purchase Agreement obligated PGI II to purchase 2,857,169 shares of Series B-4 Preferred Stock for $5.25 per share on or before December 31, 1997 and to purchase 2,285,727 shares of Series B-3 Preferred Stock for $6.5625 per share on or before February 15, 1998. Such purchases were subsequently consummated by PGI II. PGI II and its affiliates own more than 5% of our voting securities. Two of our directors, Messrs. Wilmott and Clayton, are employees of Morgan Stanley, an affiliate of PGI II.

  The 1,290,767 shares of Series B-2 Preferred Stock and the Series B-2 Warrants were issued to the holders of the Convertible Notes and Financing Warrants. In consideration therefor, all of the Convertible Notes, including all outstanding principal, were canceled and the Debt Financing Warrants were exchanged for the Series B-2 Warrants. As a result, 946,563 shares of Series B-2 Preferred Stock and Series B-2 Warrants exercisable for the purchase of 366,668 shares of Series B-2 Preferred Stock were acquired by Storie Partners, L.P. On December 31, 1998, Series B-2 Warrants exercisable for 493,336 shares of Series B-2 Preferred Stock expired unexercised in accordance with their terms. Series B-2 Warrants exercisable for 6,666 shares of Series B-2 Preferred Stock were exercised prior to December 31, 1998.

Employment Agreements

  Stuart Z. Levin. In August 1997, Stuart Z. Levin, our Chairman of the Board and Chief Executive Officer entered into an employment agreement with us pursuant to which he is to receive a base salary of $450,000 for the period September 1, 1997 through August 31, 1998, $475,000 for the period September 1, 1998 through August 31, 1999, and $500,000 for the period September 1, 1999 through August 31, 2000. The agreement provides for a bonus of $250,000 for the fiscal year ended March 31, 1998, and for a bonus of $125,000 to $250,000 for the fiscal years ended March 31, 1999 and March 31, 2000. The agreement is renewable for one additional two-year period at a base salary no less than 110% of Mr. Levin's base salary for the immediately preceding year and with a minimum annual bonus of not less than $250,000. In connection with the employment agreement, we also granted Mr. Levin an option to purchase 291,707 shares of Common Stock with an exercise price of $0.75 per share, which vests 20% at the end of the first year and monthly thereafter over the following four years. The term of the option is ten years and the vesting of the option is contingent upon Mr. Levin's continued employment with us.

  If we desire to terminate Mr. Levin's employment involuntarily without cause, we are obligated to pay Mr. Levin his base salary for the shorter of
(i) two years from the date of termination, or (ii) until the agreement terminates on September 1, 2000. In the event of such termination, we are also obligated to pay Mr. Levin a minimum annual bonus of $125,000 for the fiscal year in which such termination occurs.

  Arthur Fields. In August 1997, Arthur Fields, our Senior Executive Vice President, General Counsel and Chief Administrative Officer entered into an employment agreement with us pursuant to which he is to receive a base salary of $350,000 for the period September 1, 1997 through August 31, 1998, $375,000 for the period September 1, 1998 through August 31, 1999, and $400,000 for the period September 1, 1999 through August 31, 2000. The agreement provides for a bonus of $125,000 for the fiscal year ended March 31, 1998, and for a bonus of $62,500 to $125,000 for the fiscal years ended March 31, 1999 and March 31, 2000. The agreement is renewable for one additional two-year period at a base salary no less than 110% of Mr. Fields' base salary for the immediately preceding year and with a minimum annual bonus not less than $125,000.

  If we desire to terminate Mr. Fields' employment involuntarily without cause, we are obligated to pay Mr. Fields his base salary for the shorter of
(i) two years from the date of termination, or (ii) until the agreement terminates on September 1, 2000. In the event of such termination, we are also obligated to pay Mr. Fields a minimum annual bonus of $62,500 for the fiscal year in which such termination occurs.

  Gregory A. Thomas. In July 1999, Gregory A. Thomas, our President and Chief Operating Officer of our home shopping business, entered into an employment agreement with us pursuant to which he is to receive a base salary of $200,000 for the period July 1, 1999 through March 31, 2000, $225,000 for the period April 1, 2000 through March 31, 2001, and $250,000 for the period April 1, 2001 through December 31, 2001. The agreement was amended in January 2000 to provide for a bonus of up to 200% of the blended average base salary paid to Mr. Thomas during each fiscal year within the term of the employment agreement. The agreement provides for a bonus of $300,000 for the fiscal year ended March 31, 2000. In connection with the employment agreement, we also granted Mr. Thomas options to purchase 150,000 shares of Common Stock with an exercise price of $11.00 per share, which vests as follows: 16,667 shares on December 31, 1999, 16,666 shares on April 1, 2000, 66,667 shares vest 20% at July 1, 2000 and monthly thereafter over the following four years and 50,000 shares vest 20% at January 1, 2001 and monthly thereafter over the following four years. The term of the options is ten years and the vesting of the options are contingent upon Mr. Thomas's continued employment with us.

  James P. Riley. In July 1999, James P. Riley, our Senior Vice President, Business Development, entered into an employment agreement with us pursuant to which he is to receive a base salary of $180,000 for the period July 1, 1999 through March 31, 2000 and $189,000 for the period from April 1, 2001 through December 31, 2001. The agreement provides for a bonus of up to $167,500 for the period form July 1, 1999 through March 31, 2000 and a bonus of up to 71,000 for the period from April 1, 2000 through March 31, 2001. In connection with the employment agreement, we also granted Mr. Riley an option to purchase 200,000 shares of Common Stock with an exercise price of $11.00 per share, which vests as follows: 13,333 shares on March 31, 2000 and 6,667 shares vest 20% at July 1, 2000 and monthly thereafter over the following four years. The term of the option is ten years and the vesting of the option is contingent upon Mr. Riley's continued employment with us.

  John McWilliams. In January 1996, John McWilliams, our Senior Vice President, Finance, entered into a severance agreement with us pursuant to which he is entitled to receive severance benefits in the form of salary continuation for six months at his then current salary in the event his employment is terminated by us for convenience. Mr. McWilliams' current annual salary is $150,000.

  We believe that all of the transactions set forth above were made on terms no less favorable than would be obtained for similar services provided to unrelated third parties. Any future transactions between we and our executive officers directors and their affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties, and any material transactions with such persons will be approved by a majority of the disinterested members of our Board of Directors.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

  (a)(1) CONSOLIDATED FINANCIAL STATEMENTS

  The Consolidated Financial Statements, together with the report thereon of PriceWaterhouseCoopers are set forth on pages F-1-F-25 attached hereto and are incorporated herein by reference.

                                                                       Page No.
                                                                       --------
TVN Entertainment Corporation:

  Independent Auditors' Report........................................   F-1

  Consolidated Balance Sheets as of March 31, 1999 and 2000...........   F-2

  Consolidated Statements of Operations for the three years ended
   March 31, 2000.....................................................   F-3

  Consolidated Statements of Stockholders' Equity for the three years
   ended March 31, 2000...............................................   F-4

  Consolidated Statements of Cash Flows for the three years ended
   March 31, 2000.....................................................   F-5

  Notes to Consolidated Financial Statements..........................   F-8

  (a)(2) CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

  The following schedule is filed herewith:

                                                                       Page No.
                                                                       --------
Schedule II Valuation and Qualifying Accounts.........................   S-1

  Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

  (a)(3) EXHIBITS

Exhibit No.

  1.1* Placement Agreement dated July 24, 1998 by and between TVN and Morgan
        Stanley & Co. Incorporated.

  3.1* Amended and Restated Certificate of Incorporation, as amended, of TVN, as currently in effect.

  3.2* Bylaws, as currently in effect.

  4.1* Securityholder Agreement dated as of August 29, 1997 among TVN, Princes
        Gate Investors II, L.P., Storie Partners, L.P., Wenonah Development
        Corp., Jerome H. Turk and Carole Turk Family Trust and PG Investors
        II, Inc. as Agent.

  4.2* Amendment to Securityholders Agreement dated as of December 19, 1997 among TVN, Princes Gate Investors II, L.P., Storie Partners, L.P.,
        Wenonah Development Corp., Jerome H. Turk and Carole Turk Family Trust and PG Investors II, Inc. as Agent.

  4.3* Indenture dated as of July 29, 1998, by and between TVN and The Bank of New York, including form of 14% Senior Discount Note Due 2008.

  4.4* Warrant Agreement dated as of July 29, 1998 between TVN and The Bank of
        New York.

  4.5* Warrant registration rights agreement dated as of July 29, 1998 among TVN and Morgan Stanley & Co. Incorporated.

  4.6* Specimen 14% Senior Discount Note Due 2008.

  4.7* Notes registration rights agreement dated as of July 29, 1998 between TVN and Morgan Stanley & Co. Incorporated.

  5.1* Opinion of Irell & Manella LLP.

EXHIBIT NO.

 10.1*+ Transponder Lease Agreement for Galaxy IIIR dated as of October 21,
         1994 between Hughes Communications Galaxy, Inc., and TVN.

 10.2* Galaxy IIIR Transponder Service Agreement dated October 21, 1994 between Hughes Communications Satellite Services, Inc. and TVN.

 10.3*+ Transponder Lease Agreement for Galaxy IX dated as of November 29, 1995 between Hughes Communications Galaxy, Inc., and TVN and First
         Amendment to Galaxy IX Transponder Lease Agreement dated May 10, 1996.

 10.4*  Galaxy IX Transponder Service Agreement dated November 29, 1995 between
         Hughes Communications Satellite Services, Inc. and TVN.

 10.5* 1996 Stock Option Plan and related option agreement, as currently in effect.

 10.6*+ Service and License Agreement dated June 9, 1997 between National
         Digital Television, Inc., doing business as Headend in the Sky(R)
         ("HITS") and TVN.

 10.7* CSG Master Subscriber Management System Agreement dated June 30, 1997 between CSG Systems, Inc. and TVN.

 10.8*  Employment Agreement entered into between TVN and Stuart Z. Levin

 10.9*  Employment Agreement entered into between TVN and James Ramo.

 10.10* Employment Agreement entered into between TVN and Arthur Fields.

 10.11* Employment Agreement entered into between TVN and Michael Wex.

 10.12* Employment Agreement entered into between TVN and John McWilliams.

 10.14* Employment Agreement entered into between Guthy-Renker Television
         Network, Inc. and Gregory A. Thomas.

 10.15* Assumption of and First Amendment to Employment Agreement between GRTV
         Network, Inc. and Gregory A. Thomas.

 10.16* Series B Preferred Stock Purchase Agreement dated June 30, 1999, by and between New Media Network, Inc. and TVN together with all exhibits thereto.

 10.17* Agreement for Purchase and Sale of Assets effective January 18, 1999 by and among TVN, W&K Pharmacy, Inc., d/b/a PandaAmerica Corp. and Martin
         D. Weiss, together with all exhibits thereto.

 10.18* Asset Acquisition Agreement by and among TVN, GRTV Network, Inc., a wholly-owned subsidiary of TVN, Guthy-Renker Corporation, and Guthy-
         Renker Television Network, Inc., dated July 30, 1999, together with all exhibits thereto.

 10.19* Organization, Uplink and Post-Production Services Agreement dated May
         28, 1999 by and between 4MC-Burbank, Inc. and TVN Entertainment
         Corporation.

 10.20* Employment Agreement entered into between TVN and Gregory Pasetta.

 21.1*  Subsidiaries of TVN.

 23.1*  Consent of PricewaterhouseCoopers LLP.

 23.2*  Consent of Irell & Manella LLP (Included in Exhibit 5.1).

 24.1*  Power of Attorney.

 25.1*  Statement of Eligibility of Trustee.

 27.1   Financial Data Schedules.

 99.1*  Form of Letter of Transmittal with respect to exchange offer.

EXHIBIT NO.

 99.2* Form of Notice of Guaranteed Delivery.
 99.3* Form of Exchange Agent Agreement.

--------
*  Previously filed.

+ Confidential treatment has been requested for portions of these agreements. Omitted portions have been filed separately with the Commission.

  (b) REPORTS ON FORM 8-K

   Not applicable.

  (c) EXHIBITS

  See Item 14(a)(3) above.

  (d) FINANCIAL STATEMENT SCHEDULES

  See Item 14(a)(2) above.

                                  SIGNATURES

  In accordance with the requirements of the Securities Act of 1933, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Burbank, State of California on July 17, 2000.

                                          TVN Entertainment Corporation

                                                  /s/ Stuart Z. Levin
                                          By: _________________________________
                                                      Stuart Z. Levin
                                                Chairman of the Board, Chief
                                                Executive Officer (Principal
                                                     Executive Officer)

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stuart Z. Levin his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

  Pursuant to the requirements of the Securities Act of 1933, as amended, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

             Signature                           Title                 Date
             ---------                           -----                 ----

      /s/ Stuart Z. Levin            Chairman of the Board of      July 17, 2000
____________________________________  Directors and Chief
          Stuart Z. Levin             Executive Officer
                                      (Principal Executive
                                      Officer)

       /s/ Arthur Fields             Senior Executive Vice         July 17, 2000
____________________________________  President, General Counsel,
           Arthur Fields              Chief Administrative
                                      Officer, Director and
                                      Secretary

      /s/ John McWilliams            Senior Vice President,        July 17, 2000
____________________________________  Finance (Principal
          John McWilliams             Financial and Accounting
                                      Officer)


             Signature                           Title                 Date
             ---------                           -----                 ----
     /s/ Stephen R. Munger           Director                      July 17, 2000
____________________________________
         Stephen R. Munger

      /s/ James M. Wilmott           Director                      July 17, 2000
____________________________________
          James M. Wilmott

     /s/ Thomas A. Clayton           Director                      July 17, 2000
____________________________________
         Thomas A. Clayton

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
TVN Entertainment Corporation:

  In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 49 present fairly, in all material respects, the financial position of TVN Entertainment Corporation and subsidiaries (the "Company") at March 31, 1999 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 49, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ PricewaterhouseCoopers LLP

                                          PricewaterhouseCoopers LLP

Los Angeles, California
June 29, 2000

                         TVN ENTERTAINMENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                    as of March 31, 1999 and March 31, 2000
                       (In thousands, except share data)

                                                            1999       2000
                                                          ---------  ---------
                         ASSETS
Current assets:
  Cash and cash equivalents.............................. $  84,343  $  26,492
  Restricted short-term investments......................    25,909     22,128
  Trade and other accounts receivable, less allowance for
   doubtful accounts of $427 and $184 at March 31, 1999
   and March 31, 2000, respectively......................     5,615      5,971
  Prepaid expenses and other current assets..............     1,463      1,554
  Net assets of PSN......................................       --         951
                                                          ---------  ---------
    Total current assets.................................   117,330     57,096
Restricted cash..........................................     1,903      1,981
Restricted investments...................................    39,309     11,247
Property and equipment, net..............................    84,997     90,395
Intangible assets, net...................................     4,585     11,224
Other assets, net........................................     6,601      6,550
                                                          ---------  ---------
    Total assets......................................... $ 254,725  $ 178,493
                                                          =========  =========

 LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                  STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable....................................... $   4,496  $   7,341
  Accrued liabilities....................................     9,445     14,298
  License fees payable...................................     8,321     10,305
  Deferred revenue and advances..........................     1,140      2,787
  Accrued interest.......................................     7,284      6,783
  Current portion of capitalized leases..................     7,444     11,276
  Current portion of notes payable.......................     8,228      7,848
                                                          ---------  ---------
    Total current liabilities............................    46,358     60,638
Capitalized leases.......................................    88,259     89,667
Notes payable............................................     7,439     17,972
Senior notes due 2008....................................   186,798    156,358
                                                          ---------  ---------
    Total liabilities....................................   328,854    324,635
                                                          ---------  ---------

Commitments and contingencies............................       --         --

Series B redeemable convertible preferred stock;
 liquidation value: $54,414..............................    53,047     53,445
Stockholders' deficit:
  Series A convertible preferred stock, liquidation
   value: $18,750, 7,600,000 shares authorized; 7,499,900
   shares issued and outstanding at March 31, 1999 and
   March 31, 2000........................................         8          8
  Common stock, $.001 par value, 40,000,000 shares
   authorized; 152,517 and 173,350 shares issued and
   outstanding at March 31, 1999 and March 31, 2000,
   respectively..........................................       --         --
  Additional paid-in-capital.............................    22,747     23,138
  Note receivable from stockholder.......................       --         (69)
  Accumulated deficit....................................  (149,931)  (222,664)
                                                          ---------  ---------
    Total stockholders' deficit..........................  (127,176)  (199,587)
                                                          ---------  ---------
    Total liabilities & stockholders' deficit............ $ 254,725  $ 178,493
                                                          =========  =========

    The accompanying notes are an integral part of the financial statements.

                         TVN ENTERTAINMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    For the Three Years Ended March 31, 2000
                       (In thousands, except share data)

                                                   1998      1999      2000
                                                 --------  --------  --------
Revenue......................................... $ 30,545  $ 36,681  $ 54,190
Operating expenses:
  Cost of revenue (exclusive of depreciation
   shown separately below)......................   20,426    29,184    44,648
  Selling.......................................    7,067    14,012    12,890
  General and administrative....................    5,619     8,267    18,042
  Depreciation and amortization.................   11,984    12,211    14,210
  Amortization of intangible assets.............     (100)      --      2,349
                                                 --------  --------  --------
Total operating expenses........................   44,996    63,674    92,139
                                                 --------  --------  --------
Loss from operations............................  (14,451)  (26,993)  (37,949)

Interest expense................................   15,163    34,162    44,246
Interest income.................................     (223)   (6,473)   (5,583)
Other (income) and expense......................      471       (84)        5
Loss from equity investments....................      --        --      2,400
                                                 --------  --------  --------
Loss before extraordinary gain..................  (29,862)  (54,598)  (79,017)
Extraordinary gain..............................      --      1,113    19,972
                                                 --------  --------  --------
Net loss from continuing operations.............  (29,862)  (53,485)  (59,045)
Loss from discontinued operations of PSN........                278     7,720
Estimated loss on disposal of PSN...............      --        --      5,968
                                                 --------  --------  --------
Net loss........................................  (29,862)  (53,763)  (72,733)
Accretion of Series B redeemable convertible
 preferred stock................................     (116)     (393)     (398)
                                                 --------  --------  --------
Net loss applicable to common stockholders...... $(29,978) $(54,156) $(73,131)
                                                 ========  ========  ========

Basic and diluted net loss per share applicable
 to common stockholders:
Net loss applicable to common stockholders
 before extraordinary gain...................... $   (272) $   (360) $   (510)
Extraordinary gain..............................      --          7       128
                                                 --------  --------  --------
Net loss applicable to common stockholders from
 continuing operations..........................     (272)     (353)     (382)
Net loss applicable to common stockholders from
 discontinued operations........................      --         (2)      (87)
                                                 --------  --------  --------
Net loss applicable to common stockholders...... $   (272) $   (355) $   (469)
                                                 ========  ========  ========
Weighted average shares.........................  110,237   152,517   155,827
                                                 ========  ========  ========


    The accompanying notes are an integral part of the financial statements.

                         TVN ENTERTAINMENT CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                    For the Three Years Ended March 31, 2000
                                 (In thousands)

                               Series A
                             Convertible                                      Note
                           Preferred Stock      Common Stock    Additional Receivable
                          ------------------ ------------------  Paid-in      from     Accumulated
                          Outstanding Amount Outstanding Amount  Capital   Stockholder   Deficit     Total
                          ----------- ------ ----------- ------ ---------- ----------- ----------- ---------
Balance as of March 31,
 1997...................     7,600     $ 8        50      $ --   $ 9,111      $ --      $ (66,306) $ (57,187)
Conversion of preferred
 stock..................      (100)     --       100        --       --         --            --         --
Exercise of stock
 options................       --       --         2        --       --         --            --         --
Accretion of Series B
 redeemable convertible
 preferred stock........       --       --       --         --      (116)       --            --        (116)
Net loss................       --       --       --         --       --         --        (29,862)   (29,862)
                             -----     ---       ---      ----   -------      ----      ---------  ---------
Balance as of March 31,
 1998...................     7,500       8       152        --     8,995        --        (96,168)   (87,165)
Accretion of Series B
 redeemable convertible
 preferred stock........       --       --       --         --      (393)       --            --        (393)
Issuance of warrants in
 connection with senior
 notes..................       --       --       --         --    14,145        --            --      14,145
Net loss................       --       --       --         --       --         --        (53,763)   (53,763)
                             -----     ---       ---      ----   -------      ----      ---------  ---------
Balance as of March 31,
 1999...................     7,500     $ 8       152      $ --   $22,747      $ --      $(149,931) $(127,176)
Accretion of Series B
 redeemable convertible
 preferred stock........       --       --        --        --      (398)       --            --        (398)
Issuance of warrants in
 connection with an
 acquisition............       --       --        --        --       720        --            --         720
Exercise of stock
 options in exchange for
 a note.................       --       --        21        --        69       (69)           --         --
Net loss................       --       --       --         --       --         --        (72,733)   (72,733)
                             -----     ---       ---      ----   -------      ----      ---------  ---------
Balance as of March 31,
 2000...................     7,500     $ 8       173      $ --   $23,138      $(69)     $(222,664) $(199,587)
                             =====     ===       ===      ====   =======      ====      =========  =========

    The accompanying notes are an integral part of the financial statements.

                         TVN ENTERTAINMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the Three Years Ended March 31, 2000
                                 (In thousands)

                                                   1998      1999      2000
                                                 --------  --------  --------
Cash flows from operating activities:
Net loss........................................ $(29,862) $(53,763) $(72,733)
Adjustments to reconcile net loss to net cash
 used for operating activities:
  Net loss from discontinued operations.........      --        278    13,688
  Depreciation and amortization.................   11,984    12,211    14,210
  Amortization of intangible assets.............     (100)      --      2,349
  Provision for doubtful accounts...............      120       753       375
  Debt forgiveness..............................      --     (1,113)      --
  Gain on senior note redemption................      --        --    (19,972)
  Accretion of discount on senior notes.........      --        943     1,675
  Amortization of debt issuance costs...........      --        446       714
  Loss from equity investments..................      --        --      2,400
  Change in assets and liabilities, net of
   acquisition:
    Accounts receivable.........................     (425)   (4,456)      334
    Prepaid expenses and other current assets...   (1,034)      644      (244)
    Other assets................................       35      (197)      866
    Accounts payable............................     (515)     (606)    2,452
    Accrued liabilities.........................      491     5,112       541
    License fees payable........................   (4,279)    1,421     1,984
    Deferred revenue and advances...............   (3,763)     (380)    1,468
    Accrued interest............................    1,090     3,391      (501)
                                                 --------  --------  --------
Net cash used for continuing operations.........  (26,258)  (35,316)  (50,394)
Net cash used for discontinued operations.......      --        (37)   (6,867)
                                                 --------  --------  --------
                                                  (26,258)  (35,353)  (57,261)
                                                 --------  --------  --------

Cash flows from investing activities:
  Restricted cash...............................   (1,833)      (70)      (78)
  Purchases of property and equipment...........     (308)   (2,621)   (3,215)
  Disposals of property and equipment...........      --        --        224
  Purchases of restricted investments...........      --    (76,745)      --
  Proceeds from maturities of restricted
   investments..................................      --     11,528    31,842
  Acquisition of New Media Network, net of cash
   acquired.....................................      --        --       (165)
  Acquisition of GRTV Network, net of cash
   acquired.....................................      --        --       (216)
  Acquisition of Panda Shopping Network, net of
   cash acquired................................      --       (485)       --
  Equity investments............................      --        --     (3,150)
                                                 --------  --------  --------
Net cash provided by (used for) continuing
 operations.....................................   (2,141)  (68,393)   25,242
Net cash provided by (used for) discontinued
 operations.....................................      --        --       (176)
                                                 --------  --------  --------
                                                 $ (2,141) $(68,393) $ 25,066
                                                 ========  ========  ========

    The accompanying notes are an integral part of the financial statements.

                         TVN ENTERTAINMENT CORPORATION

                    For the Three Years Ended March 31, 2000
                                 (In thousands)

                                                   1998      1999      2000
                                                  -------  --------  --------
Cash flows from financing activities:
  Net proceeds from issuance of preferred stock.. $45,000  $     39  $    --
  Repurchase of senior notes and warrants........     --        --    (11,763)
  Additions to notes payable.....................   4,500       --      1,301
  Repayments of capitalized leases...............  (4,456)   (5,608)   (8,082)
  Repayments of notes payable....................    (612)  (16,428)   (7,112)
  Exercise of stock options......................     --        --        --
  Net proceeds from issuance of senior notes.....     --    193,288       --
                                                  -------  --------  --------
Net cash provided by (used for) financing
 activities......................................  44,432   171,291   (25,656)
                                                  -------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................  16,033    67,545   (57,851)
Cash and cash equivalents at the beginning of
 year............................................     765    16,798    84,343
                                                  -------  --------  --------
Cash and cash equivalents at the end of year..... $16,798  $ 84,343  $ 26,492
                                                  =======  ========  ========
Supplemental disclosures of cash flow
 information:
Cash paid during the year for:
  Interest....................................... $14,173  $ 30,012  $ 40,997




    The accompanying notes are an integral part of the financial statements.

                         TVN ENTERTAINMENT CORPORATION

                   For the Three Years Ended March 31, 2000
                       (In thousands, except share data)

Supplemental schedule of noncash investing and financing activities:

  During 1998, the Company incurred notes payable of $175 for property and equipment (see note 7).

  Additions to notes payable in 1998 include $1.9 million previously classified as trade accounts payable and $333 previously classified as accrued interest (see note 7).

  During 1998, the Company converted notes payable of $7.5 million to Series B Redeemable Convertible Preferred Stock (see note 11).

  During 1999, the Company completed a private placement of 200,000 Units, each of which consists of one 14% Senior Note (the "Notes") due 2008 and one warrant to purchase initially 10.777 shares of the Company's common stock. The warrants were recorded at a value of $14.1 million and were deducted from the face value of the Notes (see note 8).

  Additions to other assets in 1999 include $6.7 million of capitalized closing costs deducted from the proceeds related to the private placement of the Notes (see note 8).

  During 1999, the Company assumed $3.2 million in net liabilities and forgave $948 in trade receivables in connection with an acquisition (see note 5).

  During 2000, the Company incurred capital lease obligations totaling $13.3 million and incurred $1.0 million in accrued liabilities for property and equipment.

  During 2000, the Company incurred a $1.7 million discounted note obligation and amended warrants valued at $720 and assumed $1.4 million in net liabilities in connection with the acquisition of its interest in New Media Network (see note 5).

  During 2000, the Company incurred $10.4 million in discounted note obligations and acquired $100 in net assets in connection with the acquisition of GRTV Network (note 5).

  During 2000, the Company incurred $722 in accrued liabilities and $28 in minority interest liabilities for other assets.

                         TVN ENTERTAINMENT CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)

1. Organization and Business

  TVN Entertainment Corporation (the "Company") owns and operates a national, satellite transmitted, multi-channel, pay-per-view television programming network, providing analog and digital entertainment programming to C-band satellite dish owners and to cable system operators and their subscribers. The Company's analog service currently consists of three channels of programming, featuring one encrypted pay-per-view channel, one home shopping channel and one channel utilized for third party programming. The Company's digital service currently consists of thirty-two encrypted pay-per-view channels, one unencrypted promotional channel, forty digital music channels, and complementary transactional services including billing, collection, customer service, remittance processing and studio license fee administration. Analog and digital subscribers order movies and events for a pay-per-view fee, using either an automatic number identification (ANI) phone ordering system or an electronic impulse store and forward ordering system.

  During 2000, the Company also owned and operated a home shopping television network, providing an analog and digital home shopping service to subscribers of cable operators and cable networks and viewers of broadcast networks (see note 5). The Company discontinued its operation of this business in June 2000 (see note 16).

  The Company also owns and operates a national satellite transmitted infomercial network, providing airtime on cable systems and broadcast stations to infomercial program providers.

  The Company was a development stage enterprise from its incorporation in 1987 until March 5, 1991. On March 6, 1991 the Company entered into a limited partnership, TVN Entertainment L. P. (the "Partnership"), comprised of itself as a limited partner and two general partners. The Partnership was an operating entity and was accounted for on the equity basis during the period from March 6, 1991 to May 15, 1992.

  On May 15, 1992, the Company acquired the general partners' interests in the Partnership, which was dissolved pursuant to a partnership dissolution agreement which provided that the Company receive all partnership assets and assume certain liabilities as of the dissolution date for an effective purchase price of $1. These liabilities include notes payable to the former general partners and certain Company stockholders totaling $16.5 million and $1.1 million respectively. Interest accrues on these obligations at prime plus 1% and totaled $11.8 million and $890, respectively at March 31, 2000. Repayment of these loans and related accrued interest (collectively the "Contingent Debt") will be made on a pari passu basis out of available cash flow as defined in the Restated Limited Partnership Agreement dated March 7, 1991. The dissolution agreement provides that the Company will not make any distributions or pay any dividends in respect of its capital stock or other equity interests prior to the payment in full to TVN's former general partners and will not subordinate these obligations to other debt.

  Because payment of these liabilities is dependent upon available cash flow, as defined, this debt represents contingent consideration related to the acquisition of net assets. The Company has had negative operating cash flows and payment of these liabilities does not appear to be probable at this time. Accordingly, these amounts have not been recorded as a liability in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations", because the outcome of the contingency is not determinable beyond a reasonable doubt. The Company will record these liabilities when the contingency is resolved.

  The acquisition of the former general partners' interests is accounted for under the purchase method of accounting. The purchase method required the recognition of negative goodwill of $4.0 million which was amortized on a straight line basis over a five year period.

                         TVN ENTERTAINMENT CORPORATION

2. Summary of Significant Accounting Policies

 Basis of Presentation

  Since inception, the Company has incurred operating losses. The Company has a working capital deficit and a total stockholders' deficit of approximately $3.5 million and $200 million, respectively at March 31, 2000. Management intends to fund future anticipated losses through the offering of additional debt and/or equity securities and ultimately, through the attainment of positive operating cash flows.

  The Company plans to attain positive operating cash flows with the rollout of its new Digital Content Express service, a system to manage and ship digital content to multiple distribution points worldwide. Digital Content Express will include video on demand service, digital content preparation service and content storage and transmission.

  The ability of the Company to ultimately achieve positive operating cash flows is uncertain. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result in the Company being unable to continue as a going concern.

 Consolidation

  The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

 Use of Estimates

  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash, Cash Equivalents and Restricted Cash

  The Company considers all highly liquid temporary investments (money market, certificates of deposit, commercial paper and government issued securities) with original maturities of three months or less to be cash equivalents. Restricted cash consists of amounts held on deposit pursuant to a credit card processing agreement and amounts on deposit to secure letters of credit.

 Restricted short-term and long-term investments

  Restricted short-term and long-term investments consist of marketable securities (see note 4) held in custody to fund the next three scheduled interest payments on the Notes due 2008 (see note 8). The marketable securities consist principally of federal agency notes with original maturity dates greater than three months. All marketable securities are classified as held to maturity securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and are stated at amortized cost plus accrued interest.

 Concentration of Credit Risk

  The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade receivables.

                         TVN ENTERTAINMENT CORPORATION

  The Company's cash is deposited in major financial institutions, thereby limiting credit risk. However, the Company's deposits with a single financial institution as of the respective balance sheet dates exceed the maximum amount of $100 insured by the FDIC.

  The Company's trade accounts receivable are routinely assessed for collectability from its pay-per-view subscribers and media time customers. As a consequence, concentration of credit risk is limited.

 Fair Value of Financial Instruments

  The carrying amount of cash and cash equivalents, short and long-term investments, accounts receivable, accounts payable, and accrued expenses, approximate fair values because of the short maturities of these instruments. The fair value of the Company's notes payable approximates its carrying value based on current borrowing rates for similar instruments. The fair value of the Company's senior notes is calculated using quoted market prices (see note
8).

 Equity Investments

  Investments in unconsolidated companies, owned 20% or more, are stated at cost of acquisition plus the Company's equity in undistributed net income
(loss) since acquisition.

 Property and Equipment

  Property and equipment are stated at cost. Depreciation and amortization is recorded using the straight-line method over the useful lives, estimated at between five and seven years for office furniture and equipment, seven years for digital equipment, and ten years for assets under capitalized leases. Upon retirement or other disposal, the asset cost and related accumulated depreciation and amortization are removed from the accounts and the net amount, less any proceeds, is charged or credited to operations. Repairs and maintenance are charged to operations when incurred. The carrying value of property and equipment is periodically reviewed by management, and impairment losses, if any, are recognized when the expected nondiscounted future operating cash flows derived from such assets are less than their carrying value.

 Intangible Assets

  Intangible assets, which represent acquired technology and goodwill, represent the excess of the purchase price over the fair value of assets acquired in connection with the acquisitions of Panda Shopping Network ("PSN"), New Media Networks ("NMN") and Guthy-Renker Television ("GRTV"). The Company amortizes intangible assets on a straight-line basis over the estimated period of benefit, currently between three and five years. On an annual basis the Company reviews the recoverability of intangible assets based primarily upon cash flow forecasts.

 Revenue Recognition

  Programming revenues consist of revenue generated directly from subscribers and cable operators and are recognized when movies and events are viewed. Fees paid by cable operators for digital cable television service are recognized as such services are provided and reduced for estimated rebates earned by cable operators which achieve certain customer acquisition milestones. Sign-up revenues in excess of direct costs are recognized over the related customer usage period for the related service. Merchandising revenues are recognized when products are shipped, at which point reserves are established for estimated returns. Revenues received from subscription sales, advances against merchandising revenue and amounts received from other programmers for uplink/playback and transponder services are deferred and recognized as earned.

                         TVN ENTERTAINMENT CORPORATION

  License fees payable to producers are accrued on the basis of the contractual license terms and are charged to expense as the related revenues are recorded.

 Research and Development

  Research and development costs are expensed as incurred and totaled $1.2 million and $ 2.5 million during the year ended March 31, 1999 and March 31, 2000, respectively, and are included in general and administrative expenses. Research and development costs were not significant for the year ended March 31, 1998.

 Advertising

  The Company reports the cost of all advertising as expenses in the period in which those costs are incurred. The Company shares portions of certain distributors' advertising expenses through co-op advertising arrangements.

  Advertising expense was $849, $1.4 million and $ 1.0 million for the years ended March 31, 1998, 1999 and 2000, respectively.

 Stock-based Compensation

  The Company grants incentive stock options for a fixed number of common shares to employees, with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company has elected to measure compensation expense related to employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and has provided the additional required disclosures as if the fair value based method of accounting, as defined by SFAS No. 123, "Accounting for Stock-Based Compensation", had been applied.

 Net Loss Applicable to Common Stockholders

  Basic and diluted net loss applicable to common stockholders is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares related to stock options, warrants and preferred stock are excluded from the computation when their effect is antidilutive.

 Income Taxes

  Income tax expense, if any, represents the taxes payable for the year and the changes during the year in deferred tax assets and liabilities. Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

 Reclassifications

  Certain reclassifications have been made to the prior year financial statements to conform with the 2000 presentation.

 Comprehensive Income

  Effective April 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has not had any transactions that are required to be reported in comprehensive income.

                         TVN ENTERTAINMENT CORPORATION

 Segments

  Effective April 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see note 15).

3. Concentrations of Business Risk

  The Company leases its transponders from one supplier under the terms of two ten year capital leases (see note 10). Although there are a limited number of transponders available for the Company's use in the event of default by this supplier, management believes that other suppliers could provide similar transponder service. A change in suppliers, however, could result in less favorable terms for the service and/or could cause a delay in distribution, either of which would have an adverse affect on the Company's financial condition, results of operations and cash flows.

  The Company receives uplink and playback service from one supplier under the terms of a five year service agreement. While several other suppliers could provide similar service, an abrupt termination of this service could result in less favorable terms for the service and/or could cause a delay in distribution, either of which would have an adverse affect on the Company's financial condition, results of operations and cash flows.

  The Company receives transaction processing service from one supplier under the terms of a long term service agreement. While several other suppliers could provide similar service, an abrupt termination of this service could result in a billing delay which would have an adverse affect on the Company's financial condition, results of operations and cash flows.

4. Investments

  Investments are comprised primarily of U.S. Treasury securities with maturities of up to 3 years and are stated at amortized cost plus accrued interest. Securities classified on the balance sheet as restricted short-term and long-term investments have been placed in escrow to fund the next three scheduled interest payments on the Notes (see note 8) and are invested in compliance with the Company's bond indenture which restricts the type, quality and maturity of these investments.

5. Acquisition

  On January 18, 1999, the Company acquired certain assets of the Panda Shopping Network ("PSN"), a 24 hour home shopping television network, for aggregate consideration of $500 in cash, the forgiveness of $948 in trade accounts receivable and the assumption of $3.4 million in net liabilities. The acquisition has been accounted for as a purchase. The excess of purchase consideration over net tangible assets acquired of approximately $4.8 million has been allocated to goodwill which was expensed in connection with the discontinued operations of PSN (see note 16).

  On June 30, 1999, the Company acquired 60% of the fully diluted equity of New Media Network, Inc. ("NMN"), a start-up company that is developing and plans to deploy a system utilizing state-of-the-art digital downloading technology to deliver and sell entertainment products such as music, movies and games. The

                         TVN ENTERTAINMENT CORPORATION
aggregate consideration included a cash commitment totaling $2.0 million, a commitment to render $4.0 million of Company services to NMN over a three-year period and an obligation to purchase a portion of the outstanding stock of NMN for $2.68 million subject to certain conditions. The Company accounted for the acquisition as a purchase. The excess of purchase consideration over net tangible assets acquired of approximately $3.3 million has been allocated to acquired technology and is being amortized over a period of three years.

  In July 1999, the Company acquired from Guthy-Renker Corporation ("GRC") substantially all of the assets of Guthy-Renker Television Network, Inc. ("GRTV"), a media time buying business and a wholly owned subsidiary of GRC, for consideration consisting of: (i) $302 in cash; (ii) $4 million payable in cash per the terms of a promissory note, payable at 6% interest in two equal annual installments commencing one year from the closing date; (iii) $9 0 million payable in cash or TVN stock per the terms of the promissory note, payable at 9% interest on the earlier to occur of the fifth anniversary of the closing date or the consummation of an initial public offering by the Company; and (iv) a warrant to purchase 200,000 shares of the Company's stock. The acquisition was accounted for as a purchase. The excess of purchase consideration, after adjustments to the discount rate on the notes, over net tangible assets acquired of approximately $10.2 million has been allocated to goodwill and is being amortized over a period of five years.

  The following summarized unaudited pro forma financial information assumes the NMN and GRTV acquisition occurred at April 1, 1999.

                                                               March 31,
                                                           ------------------
                                                             1999      2000
                                                           --------  --------
   Revenue................................................ $ 56,625  $ 60,402
   Loss from operations................................... $(29,523) $(38,558)
   Net loss applicable to common stockholders............. $(58,672) $(74,071)
   Basic and diluted net loss per share applicable to
    common stockholders:
     Net loss applicable to common stockholders........... $(384.69) $(475.34)
     Weighted average shares..............................  152,517   155,827

6. Property and Equipment

  Property and equipment at March 31, consist of the following:

                                                              1999      2000
                                                            --------  --------
   Equipment............................................... $ 11,405  $ 16,434
   Assets under capitalized leases.........................  111,052   124,992
   Office furniture and fixtures...........................      372     1,019
                                                            --------  --------
     Total.................................................  122,829   142,445
   Less, accumulated depreciation including capital lease
    amortization of $33,061 and $44,999 at March 31, 1999
    and 2000, respectively.................................  (37,832)  (52,050)
                                                            --------  --------
                                                            $ 84,997  $ 90,395
                                                            ========  ========

                         TVN ENTERTAINMENT CORPORATION

7. Notes Payable

  Notes payable at March 31, consist of the following:

                                                             1999     2000
                                                            -------  -------
   Notes payable collateralized by equipment with a net
    book value of $3,339 at March 31, 2000. Principal and
    interest at 10% payable in eighty four equal
    installments beginning June 1, 1997.................... $ 5,457  $ 4,587
   Notes payable, collateralized by a right to use the
    Company's customer list on a limited basis. Principal
    and accrued interest at 10% was due but unpaid on March
    31, 1999...............................................   5,000    2,500
   Refinanced trade payable. Principal and interest at 10%
    payable monthly in sixty equal installments beginning
    March 31, 1998.........................................   4,290    3,067
   Notes payable. Principal and accrued interest averaging
    7.84% payable in the first quarter of fiscal 2000......     920      --
   Notes payable for $4.0 million less $237 discount.
    Principal and interest at 6% payable in two equal
    installments beginning July 1, 2000....................     --     3,763
   Note payable for $9.0 million less $2.0 million
    discount. Principal and interest at 9% payable on July
    1, 2004, or the consummation of an initial public
    offering, whichever is earlier.........................     --     7,035
   Put right for $2.68 million less $713 discount payable
    on June 30, 2002.......................................     --     1,967
   Other notes payable. Principal and interest payable
    though June 30, 2001...................................     --     2,901
                                                            -------  -------
   Total notes payable..................................... $15,667  $25,820
   Current portion of notes payable........................  (8,228)  (7,848)
                                                            -------  -------
   Total long term notes payable........................... $ 7,439  $17,972
                                                            =======  =======

  The note payable for $4.6 million represents a refinancing of the purchase of one video scrambling system and the original financing to purchase five digital encoding systems and related equipment.

  The notes payable for $2.5 million represent a cash financing for the Company and will become immediately due and payable in the event that the Company raises any equity capital or receives any cash infusion outside the ordinary course of business.

  The refinanced trade payables for $3.1 million represent the Company's obligations for uplink, playback and other services rendered through August 19, 1997. To the extent that any portion of this obligation is unpaid at the time of an initial public offering (IPO) by the Company, it shall either be paid in full upon the closing of an IPO of the Company's stock in excess of $50 million or converted to equity at a price equal to the IPO price, concurrently with and as part of such IPO.

  The notes payable for $3.8 million and $7.0 million represent consideration for the net assets of Guthy-Renker Television Network, Inc. ("GRTV").

  The put right for $2.0 million represents consideration for the Company's investment in a portion of the outstanding stock of New Media Network, Inc. ("NMN") exercisable by the holder subject to certain conditions.

  The weighted average interest rate on notes payable was 8.32%, 9.87% and 9.23% for the years ended March 31, 1998, 1999 and 2000, respectively.

                         TVN ENTERTAINMENT CORPORATION

  Maturities of the Company's notes payable at March 31, are as follows:

   2002................................................................. $ 4,938
   2003.................................................................   4,429
   2004.................................................................   1,363
   2005.................................................................   7,242
   Thereafter...........................................................     --
                                                                         -------
                                                                         $17,972
                                                                         =======

8. Senior Notes due 2008

  In July 1998, the Company completed a private placement of 200,000 Units at a price of $1,000 per unit, each of which consists of one 14% Senior Note (the "Notes") due 2008 and one warrant to purchase initially 10,777 shares of the Company's common stock, $0.001 par value, at an exercise price of $0.01 per share, subject to adjustment. Interest on the Notes accrues at the rate of 14% per annum and is payable semiannually in arrears on February 1 and August 1 each year, commencing February 1, 1999. The fair value of the notes using quoted market prices was $53.1 million at March 31, 2000.

  The Notes are not collateralized except to the extent of the next three scheduled interest payments (see note 2) and rank equally in right of payment with all existing and future unsubordinated indebtedness and senior in right of payment to all existing and future subordinated indebtedness of the Company. The Indenture contains certain covenants including limitations on future indebtedness, payments of dividends and other distributions, liens, transactions with affiliates, mergers and acquisitions, sales of assets and conditions of borrowing.

  The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2003, at redemption prices defined by the Indenture, plus accrued and unpaid interest. In addition, at any time prior to August 1, 2001, the Company may redeem up to 35% of the aggregate principal amount of the Notes, with the net proceeds of one or more public equity offerings at 114% of the principal amount thereof plus accrued interest.

  The Company estimated the fair value of the warrants at $14.1 million which was recorded as a discount to the face amount of the Notes and is being amortized as additional interest expense using the effective interest method over the term of the Notes. The warrants may be exercised at any time commencing July 1999 and prior to the maturity date of the Notes.

  In October 1999, the Company repurchased $33.9 million of its 14% Senior Notes due 2008 and 33,850 warrants to purchase 10.777 shares of the Company's common stock for aggregate consideration of approximately $12.8 million in cash. The repurchase resulted in the release of approximately $8.9 million of restricted investments that were held in custody to fund the next four scheduled interest payments on the repurchased notes. The Company used existing working capital to fund the repurchase of the notes. The repurchase also resulted in an extraordinary gain of approximately $20.0 million.

9. Extraordinary Gain

  During fiscal 1999, a portion of the Company's obligation for the use of transponder service through February 1996 was forgiven upon the early extinguishments of the remaining debt.

  In October 1999, the Company realized an extraordinary gain of $20.0 million upon the repurchase of approximately $33.9 million of the Company's 14% Senior Notes due 2008 (see note 8).

                         TVN ENTERTAINMENT CORPORATION

10. Commitments and Contingencies

 Capitalized Lease

  In October 1994, the Company entered into a noncancelable capital lease agreement for eight primary C-Band transponders and one reserve C-Band transponder commencing February 1996, at escalating rates throughout its term. The future minimum lease payments are discounted using an interest rate of 12% over the ten-year lease term. The Company amended the terms of this lease in April 2000 (see note 16).

  In November 1995, the Company entered into a noncancelable capital lease agreement for five primary C-Band transponders commencing July 1996, at escalating rates throughout its term. The future minimum lease payments are discounted using an interest rate of 12% over the ten-year lease term. The Company amended the terms of this lease in April 2000 (see note 16).

  In January 1999, the Company assumed certain noncancelable lease obligations for operating equipment and software upon acquiring the assets of PSN (see note 5).

  In May 1999, the Company entered into an agreement with Four Media Company ("4MC") to finance the acquisition of equipment and software. The future minimum lease payments are discounted using an interest rate of 14.71% over the five year term.

  The future minimum lease payments at March 31, are as follows:

                                                             4MC and
                                                Transponders  Other    Total
                                                ------------ -------  --------
   2001........................................   $ 19,073   $ 4,173  $ 23,246
   2002........................................     19,913     3,801    23,714
   2003........................................     20,753     3,758    24,511
   2004........................................     21,592     3,682    25,274
   2005........................................     22,432     2,455    24,887
   Thereafter..................................     21,505       --     21,505
                                                  --------   -------  --------
   Total minimum obligations...................    125,268    17,869   143,137
   Less interest...............................    (37,170)   (5,024)  (42,194)
                                                  --------   -------  --------
   Present value of minimum obligations........     88,098    12,845   100,943
   Less current portion........................     (8,977)   (2,299)  (11,276)
                                                  --------   -------  --------
   Long-term obligations at March 31, 2000.....   $ 79,121   $10,546  $ 89,667
                                                  ========   =======  ========

 Operating Leases

  The Company leases and subleases office space in the Los Angeles area. The future minimum lease payments on noncancelable obligations for office leases are as follows:

   2001.................................................................. $2,256
   2002..................................................................  1,979
   2003..................................................................  1,672
   2004..................................................................    960
   2005..................................................................    685
                                                                          ------
     Total............................................................... $7,552
                                                                          ======

  Rent expense was $152, $259 and $2.0 million for the years ended March 31, 1998, 1999 and 2000.

                         TVN ENTERTAINMENT CORPORATION

 Commitments

  In June 1997, the Company entered into an agreement to obtain certain services and a license for digital set-top authorizations of cable affiliate subscribers. Fees for such services are calculated on a monthly basis at varying rates throughout the seven year term. The minimum license fee during the remaining term of the agreement is $1.2 million per year, payable in advance on or before the first day of each such license term year.

  On May 28, 1999, the Company entered into an agreement with Four Media Company, ("4MC") to purchase certain uplink, downlink, programming origination and other services to be rendered to the Company by 4MC commencing on the execution date of the agreement and continuing through November 30, 2004. The Company has the right to renew the agreement for two additional two-year terms. The minimum commitment over the remaining term of the agreement totals approximately $10.5 million.

  In July 1999, the Company entered into a media access, consulting and services agreement to purchase $15 million of such services to be rendered by Guthy-Renker Corporation ("GRC") over a four year period. Such services include (i) the right to broadcast infomercial programming provided by GRC on a priority basis, (ii) consulting services regarding product selection, infomercial production, worldwide operations, merchandising procurement and order fulfillment, (iii) access to GRC's library of infomercials and (iv) the availability of products distributed by or through GRC, for distribution by the Company's home shopping network.

  In September 1999, the Company entered in a business relationship with Tribute International Corporation ("Tribute") to provide designated content, applications and portal services for Tribute's products and services. The Company will buy $2.0 million of Tribute's stock, paid for with an equivalent amount of the Company's services to be drawn down as needed by Tribute.

  The Company's minimum commitments and contingencies under its employment agreements aggregated approximately $1.6 million and $0.6 million, respectively at March 31, 2000.

 Contingencies

  See note 1 for a discussion of the Contingent Debt.

  On December 13, 1999, the Company was served with a lawsuit filed in California state court by TV/COM International, Inc., a company with which we entered into memoranda of understanding (MOU) concerning (i) it obtaining a Digicipher II encryption technology license from General Instrument and (ii) its obligation to utilize such license for the manufacture of Digicipher II encryption compatible television set-top cable boxes for us, once TV/COM demonstrated its ability to do so in quantity and to our specifications. The lawsuit alleges breach of contract, fraud and negligent misrepresentation along with several related causes of action and asks the court to award specific damages of $25 million as well as other unspecified damages and costs. We have filed a demurrer which questioned the legal sufficiency of the complaint. The court granted our demurrer and gave TV/Com leave to file an amended complaint which they did. We demurred again and the court denied our demurrer. Our answers to the complaint are due on July 3, 2000, at which time we will also file a cross-complaint against TV/Com. We have scheduled meetings with TV/Com in an attempt to negotiate a settlement of the lawsuit. We believe that the claims in the lawsuit are not meritorius and we have retained counsel to provide a vigorous defense and to pursue our cross complaint.

  The Company's DCTV service has certain agreements with cable operators to share expenses associated with co-op advertising to acquire new customers. Since these marketing allowances are based on qualified expenses that must be pre-approved by the Company, future subscribers in the cable systems and various launch and eligibility dates, these expenses represent contingent liabilities and have not been recorded. Total contingent liabilities related to marketing allowances are estimated at $1.2 million.

                         TVN ENTERTAINMENT CORPORATION

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

11. Redeemable Convertible Preferred Stock

  At March 31, 1999, the Company had authorized 12,648,107 shares of Series B Redeemable Convertible Preferred Stock with a par value of $.001 per share, 12,154,771 of which are issued and outstanding. The Series B Preferred was issued in four subseries, with original liquidation preferences equal to:
$2.7343 per share for the 5,714,442 shares of Series B1 Preferred; $5.8105 per share for the 1,297,433 shares of Series B2 Preferred; $6.8359 per share for the 2,285,727 shares of Series B3 Preferred; and $5.4687 per share for 2,857,169 shares of Series B4 Preferred.

  The Series B Preferred is a senior security and shall rank, with respect to dividends and distribution upon the liquidation, dissolution or winding-up of the Company, senior to all classes or series of Common Stock and any other Capital Stock of the Company, including, without limitation, any series of Preferred Stock hereafter authorized by the Board of Directors and the Series A Convertible Preferred Stock.

  The Series B Preferred is entitled to dividends, if earned and declared, in an amount equal to the dividends paid on each share of Common or Series A Preferred, respectively, multiplied by a fraction equal to the liquidation preference of each share of Series B Preferred divided by the liquidation preference of the Series A Preferred or the Common Stock, respectively. The liquidation preference with respect to the Common Stock shall be deemed to equal $.001 per share. All such dividends are payable on any date that dividends are paid on the Common or Series A Preferred.

  The Series B Preferred is convertible, at the option of the holder, into Common Stock subject to a conversion ratio that may be adjusted from time to time, as defined by the Certificate of Designations of the Series B Preferred. The Series B Preferred is not permitted to vote on matters required or permitted to be voted upon by the stockholders of the Company subject to certain exceptions.

  The Company is required to redeem the Series B Preferred on August 27, 2002 or, at the option of the holders of the Series B Preferred upon a change of control of the Company at a price equal to the liquidation preference of the shares, all as defined in the Certificate of Designations of the Series B Preferred.

12. Stockholders' Equity

 Common Stock

  In August 1997, the Company's Board of Directors (the "Board") , through an amendment and restatement of the Company's Certificate of Incorporation, increased the number of authorized shares of common stock from 10,000,000 to 40,000,000 and increased the number of shares reserved for issuance under its stock option plan from 2,400,000 to 3,000,000.

 Preferred Stock

  The total number of shares of Preferred Stock that the Company has the authority to issue is 20,248,107 shares, $.001 par value. The Board of Directors of the Company is authorized to determine the rights, preferences, privileges and restrictions granted to or imposed upon any undesignated shares of Preferred, and to increase or decrease (but not below the number of shares of any such series then outstanding) the number of

                         TVN ENTERTAINMENT CORPORATION
shares of any such series subsequent to the issue of shares of that series. The Board of Directors is authorized to determine the designation and par value of any series and to fix the number of shares of any series.

 Series A Convertible Preferred Stock

  At March 31, 1999, the Company had authorized 7,600,000 shares of Series A Preferred Stock, 7,499,900 of which are issued and outstanding. The Series A Preferred is entitled to noncumulative annual dividends, if earned and declared, commencing February 28, 1996 at the rate of $.25 per share payable prior and in preference to any payment or any dividend on the Common Stock. After dividends in the total amount of $.25 per share on the Series A Preferred have been declared and paid or set apart in any year, if the Board of Directors elects to declare additional dividends in that year, such additional dividends shall be declared equally on the Common and Series A Preferred, with the holders of the Series A Preferred to receive amounts equal to the dividends declared on the Common into and to which the Series A is convertible. The Series A Preferred is convertible, at the option of the holder, into Common Stock at the rate of one share of Common Stock for each share of Series A Preferred, has voting rights equal to those of the Common Stockholders, and votes with the Common Stock. 7,600,000 shares of Common Stock are reserved for conversion of the Series A Preferred Stock.

 Warrants

  In July 1998, the Company completed a private placement of 200,000 Units at a price of $1,000 per unit, each of which consists of one 14% Senior Note (the "Notes") due 2008 and one warrant to purchase initially 10,777 shares of the Company's common stock, $0.001 par value, at an exercise price of $0.01 per share, subject to adjustment. The Company estimated the fair value of the warrants at $14.1 million that was recorded as a discount to the face amount of the Notes and is being amortized as additional interest expense using the effective interest method over the term of the Notes. The warrants may be exercised at any time commencing July 1999 and prior to the maturity date of the Notes.

  In October 1999, the Company repurchased 33,850 warrants to purchase 10.777 shares each of the Company's common stock for each warrant (see note 8).

  In July 1999, the Company amended and substituted a warrant originally issued in December 1996, for a warrant to purchase 200,000 shares of Common Stock. The warrant is exercisable at $0.01 per share and expires on July 1, 2009. The fair value of the warrant has been accounted for as additional purchase consideration for the Company's acquisition of Guthy-Renker Television Network, Inc. (see note 5).

 Employee Stock Option Plan

  The Company adopted a stock option plan (the "Plan") in 1996 that provides for awards to be made in respect to a maximum of 3,941,482 shares of the Company's Common Stock. Awards may be made as grants of incentive stock options and nonstatutory stock options. Participants in the Plan who own stock representing more than 10% of the voting power of all classes of stock at the date of grant, may be issued an incentive or a nonstatutory stock option having an exercise price that shall be no less than 110% of the fair market per share at the date of grant. Participants in the Plan who own stock representing 10% or less of the voting power of all classes of stock at the date of grant, may be issued an incentive or a nonstatutory stock option having an exercise price that shall be no less than 100% of the fair market per share at the date of grant. Options granted under the Plan vest ratably over five years and have a maximum term of ten years unless terminated sooner in accordance with the Plan.

                         TVN ENTERTAINMENT CORPORATION

  The following table summarizes activity under the Plan for the years ended March 31, 1998, 1999 and 2000:

                                                                      Wgtd. Avg.
                                                                        Exer.
                                                            Shares      Price
                                                           ---------  ----------
   Outstanding at March 31, 1997.......................... 1,750,000    $ 0.25
   Granted--price greater than fair value.................   891,482      0.75
   Exercised..............................................    (2,000)     0.25
   Canceled...............................................   (28,000)     0.25
                                                           ---------    ------
   Outstanding at March 31, 1998.......................... 2,611,482    $ 0.42
   Granted--price greater than fair value.................    90,000      3.28
   Exercised..............................................       --        --
   Canceled...............................................   (20,000)     0.25
                                                           ---------    ------
   Outstanding at March 31, 1999.......................... 2,681,482    $ 0.52
   Granted--price greater than fair value.................   811,000     11.00
   Exercised..............................................   (20,833)     3.28
   Canceled...............................................  (828,942)     3.13
                                                           ---------    ------
   Outstanding at March 31, 2000.......................... 2,642,707    $ 2.89
                                                           =========    ======

                                                     1998      1999      2000
                                                   --------- --------- ---------
   Options exercisable at year end................ 1,207,500 1,755,528 1,804,020
   Options available for future grants............   336,101   266,101 1,225,525

  The compensation expense associated with the Plan did not result in a material difference from the reported net loss for the years ended December 31, 1998, 1999, and 2000. The fair value for these awards was estimated at the date of grant using a minimum value option pricing model with the following assumptions for 1998, 1999 and 2000 as follows:

                                          Wtd Avg.
                                          Risk Free                     Expected
                                          Interest  Dividend Volatility   Avg.
   Year                                     Rate     Yield     Factor     Life
   ----                                   --------- -------- ---------- --------
   1998..................................   6.54%     None      None    5 years
   1999..................................   5.80%     None      None    5 years
   2000..................................   6.34%     None      65%     5 years

  The effects of applying SFAS No. 123 are not indicative of future amounts and additional awards in future years are anticipated.

  The following table summarizes information about stock options outstanding at March 31, 2000:

                            Options Outstanding           Options Exercisable
                    ----------------------------------- -----------------------
                                Wgtd. Avg.
                                 Remaining
       Range of       Number    Contractual Wgtd. Avg.    Number    Wgtd. Avg.
    Exercise Price  Outstanding    Life     Exer. Price Outstanding Exer. Price
    --------------  ----------- ----------- ----------- ----------- -----------
   $0.25-$0.75.....  1,991,707     6.05       $ 0.32       1,710      $ 0.29
   $3.28...........     20,000     8.16       $ 3.28           9      $ 3.28
   $11.00..........    631,000     9.49       $11.00          85      $11.00

                         TVN ENTERTAINMENT CORPORATION

13. Earnings Per Share

  The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders for the years ended March 31, 1998, 1999 and 2000:

                                                   1998      1999      2000
                                                 --------  --------  --------
   Numerator:
     Net loss from continuing operations........ $(29,862) $(53,485) $(59,045)
     Loss from discontinued operations..........      --       (278)  (13,688)
     Accretion of redeemable Series B preferred
      stock.....................................     (116)     (393)     (398)
                                                 --------  --------  --------
     Net loss applicable to common
      stockholders.............................. $(29,978) $(54,156) $(73,131)
                                                 --------  --------  --------
   Denominator:
     Weighted average shares....................  110,237   152,517   155,827
                                                 --------  --------  --------
   Basic and diluted net loss applicable to
    common stockholders:
     Continuing operations...................... $   (272) $   (353) $   (382)
     Discontinued operations....................      --         (2)      (87)
                                                 --------  --------  --------
   Basic and diluted net loss applicable to
    common stockholders......................... $   (272) $   (355) $   (469)
                                                 ========  ========  ========

  The computation for diluted number of shares excludes preferred stock, unexercised stock options and warrants which are antidilutive. The numbers of such shares was 22,959,489, 24,691,553 and 24,287,977 for the years ended March 31, 1998, 1999 and 2000, respectively.

14. Income Taxes

  As a result of net operating losses, the Company has not recorded a provision for income taxes. The primary components of temporary differences which give rise to deferred taxes at March 31, are as follows (in thousands):

                                                               1999      2000
                                                             --------  --------
   Deferred tax assets:
     Net operating loss carryforward........................ $ 51,347  $ 75,600
     Allowance for doubtful amounts.........................      171       128
     Refinanced trade payables..............................    1,716     1,222
     Accrued license fees...................................    1,664       888
     Accrued interest.......................................      --        340
     Depreciation and amortization..........................      421       --
     Provision for discontinued operations..................      --      2,700
     Other..................................................      329       505
                                                             --------  --------
   Deferred tax asset.......................................   55,648    81,383
     Less: valuation allowance..............................  (55,648)  (80,438)
                                                             --------  --------
     Net deferred tax asset.................................      --        945
   Deferred tax liabilities:
     Depreciation and amortization..........................      --       (945)
                                                             --------  --------
       Net deferred taxes................................... $    --   $    --
                                                             ========  ========

  Due to the uncertainty surrounding the realization of net operating loss carryforwards and other net deferred tax assets resulting from continued operating losses, the Company provided a full valuation allowance against its

                         TVN ENTERTAINMENT CORPORATION
deferred tax assets. At March 31, 2000, the Company had available federal and state net operating loss carryforwards of approximately $207 million and $91 million, which begin to expire in the years 2004 and 2000, respectively. Because the Company experienced a change in ownership during 1998 within the meaning of Section 382 of the Internal Revenue Code, the Company's ability to utilize its net operating loss carryforwards may be limited.

15. Operating Segments

  The Company's operating segments are strategic operating units that are managed separately due to their different products and/or services. The home satellite dish operating segment markets and sells the Company's home satellite dish service, an analog pay-per-view delivery system transmitted directly to C-Band home satellite dish consumers. The digital cable operating segment markets and sells the Company's Digital Cable Television ("DCTV") service, a turnkey digital delivery system with programming content, including up to channels of pay-per-view movies and events, and support services which enables cable operators to expand their existing channel capacity and PPV Feeds service, a pay-per-view programming service without support services. The satellite transmission operating segment markets and sells transponder capacity and uplinking services to the Company's other operating segments and to third parties. The media time sales operating segment, GRTV Network, Inc., sells media time on its 24-hour broadcast network. The music marketing services operating segment is a start-up company, New Media Network, Inc., that plans to market and sell entertainment products such as music, movies and games. Panda Shopping Network has been classified as a discontinued operation and is not included in the revenue and operating losses for the Company's operating segments as of March 31, 2000 (see note 16).

  The Company's measure of profit or loss for its operating segments reviewed by the chief operating decision maker and executive management is operating loss, excluding depreciation and amortization (and also excludes interest and other income and expense). The chief operating decision maker does not use asset information.

  Revenue and operating losses for the Company's operating segments as of March 31, are as follows (in thousands):

                                                   1998      1999      2000
                                                 --------  --------  --------
Revenue:
  Home satellite dish services.................. $ 22,631  $ 17,154  $ 14,015
  Digital cable services........................       40    10,947    15,977
  Satellite transmission services(1)............   23,102    23,119    20,615
  Media time sales..............................      --        --     20,609
  Music marketing services......................      --        --        436
  Intersegment elimination(1)...................  (15,228)  (14,539)  (17,462)
                                                 --------  --------  --------
    Total revenue............................... $ 30,545  $ 36,681  $ 54,190
                                                 ========  ========  ========
Operating profit/(loss):
  Home satellite dish service................... $(10,194) $(12,750) $(12,841)
  Digital cable services........................  (14,343)  (23,396)  (21,741)
  Satellite transmission services(1)............   21,970    21,647    18,587
  Media time sales..............................      --        --        (28)
  Music marketing services......................      --        --     (3,859)
  Intersegment elimination(2)...................      --       (283)   (1,508)
                                                 --------  --------  --------
Operating loss excluding depreciation and
 amortization...................................   (2,567)  (14,782)  (21,390)
Depreciation and amortization...................   11,884    12,211    16,559
                                                 --------  --------  --------
    Operating loss.............................. $(14,451) $(26,993) $(37,949)
                                                 ========  ========  ========

                         TVN ENTERTAINMENT CORPORATION

--------
(1) Includes charges to the Company's other operating segments for the use of transponder time.

(2) Included charges to PSN for transponder and media time which are included in loss from discontinued operations of PSN.

  For the year ended March 31, 1999 and March 31, 2000, one customer accounted for 26.7% and 23.6% of revenue, respectively. As of March 31, 1999 and March 31, 2000, one customer accounted for 53.7% and 19.8% of accounts receivable, respectively.

16. Subsequent Events

 Leases

  In April 2000, the Company amended a capital lease agreement by reducing the number of primary C-Band transponders leased from eight to two, terminating the lease on the remaining six primary C-Band transponders and on the one reserve C-Band transponder. In June 2000, the Company amended another capital lease agreement reducing the number of primary C-Band transponders leased from five to three, and adding one reserve C-Band transponder and adding one Ku-Band transponder (see note 11). The following proforma future minimum lease payments assumes these amendments occurred at March 31, 2000 as follows:

                                                             4MC and
                                                Transponders  Other    Total
                                                ------------ -------  --------
   2001........................................   $ 10,450   $ 4,173  $ 14,623
   2002........................................     10,620     3,801    14,421
   2003........................................     10,620     3,758    14,378
   2004........................................     10,620     3,682    14,302
   2005........................................     10,620     2,455    13,075
   Thereafter..................................    107,470       --    107,470
                                                  --------   -------  --------
   Total minimum obligations...................    160,400    17,869   178,269
   Less interest...............................    (86,208)   (5,024)  (91,232)
                                                  --------   -------  --------
   Present value of minimum obligations........     74,192    12,845    87,037
   Less current portion........................     (2,089)   (2,299)   (4,388)
                                                  --------   -------  --------
   Long-term obligations at March 31, 2000.....   $ 72,103   $10,546  $ 82,649
                                                  ========   =======  ========

 Discontinued operations

  In June 2000, the Company decided to cease operations of PSN and close the segment. The Company has reflected the operations of PSN as a discontinued operation.

  At March 31, 2000 net assets of PSN consist of the following:

   Current assets......................................................... $851
   Property and equipment, net............................................  100
                                                                           ----
     Total net assets..................................................... $951
                                                                           ====

  PSN generated revenues of $3,131 and $15,813 during the years ended March 31, 1999 and 2000, respectively.

  The Company has included in the estimated loss on disposal in the financial statements a loss from operations of $1.1 million for the period April 1, 2000 to June 3, 2000, and the estimated loss of $4.8 million for the wind down of operations. The Company has restated the 1999 financials statements to reflect a loss from discontinued operations of $278.

                                  Schedule II

                       Valuation and Qualifying Accounts

                                                       Additions
                                           ---------------------------------
                         Balance beginning Charged to Costs Charged to other            Balance end
      Description            of period       and Expenses       accounts     Deductions  of period
      -----------        ----------------- ---------------- ---------------- ---------- -----------
Year ended March 31,
 2000
Allowance for doubtful
 accounts...............       $427              $375                          $(618)      $184

Year ended March 31,
 1999
Allowance for doubtful
 accounts...............       $159              $753                          $(485)      $427

Year ended March 31,
 1998
Allowance for doubtful
 accounts...............       $260              $120                          $(221)      $159