Form 10-Q
period 2000-06-30
TVN ENTERTAINMENT CORP
filed 2000-08-21
CIK 1086655

===============================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________.


                        Commission file number: 333-78957

                           --------------------------

                          TVN ENTERTAINMENT CORPORATION
             (Exact name of Registrant as specified in its charter)

            Delaware                                    95-4138203
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                     2901 West Alameda Avenue, Seventh Floor
                            Burbank, California 91505
          (Address of principal executive offices, including zip code)

                                 (818) 526-5000
              (Registrant's telephone number, including area code)

                       ----------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]    NO [_]

         There were 173,350 shares of the Company's Common Stock, par value $.001, outstanding on June 30, 2000.

===============================================================================

                         TVN ENTERTAINMENT CORPORATION

                               TABLE OF CONTENTS

PART I.                                     FINANCIAL INFORMATION                                    Page No.
-------                                     ---------------------                                    --------
Item 1.      Consolidated Financial Statements

             Consolidated Balance Sheets as of June 30,2000 (unaudited)
                  and March 31, 2000............................................................         3
             Consolidated Statements of Operations for the Three
                  Months Ended June 30, 2000 and 1999 (unaudited) ..............................         4
             Consolidated Statements of Cash Flows for the Three
                  Months Ended June 30, 2000 and 1999 (unaudited) ..............................         5
             Notes to Condensed Consolidated Financial Statements...............................         6

Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.........................................................        12

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.........................        32


PART II.                                      OTHER INFORMATION
--------                                      -----------------

Item 1.      Legal Proceedings..................................................................        33

Item 6.      Exhibits and Reports on Form 8-K...................................................        34

Signatures   ...................................................................................        35

                         PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                         TVN Entertainment Corporation

                          Consolidated Balance Sheets
                                (In thousands)
                                  (unaudited)

                                                                                 June 30,2000            March 31, 2000
                                                                                 ------------            --------------
Assets
Current assets:
     Cash and cash equivalents                                                    $  11,743                 $  26,492
     Restricted short-term investments                                               22,477                    22,128
     Trade and other accounts receivable, less allowance
       for doubtful accounts of $371 and $184 at
       June 30, 2000 and March 31, 2000, respectively                                 8,974                     5,971
     Prepaid expenses and other current assets                                        1,679                     1,554
     Net assets of PSN                                                                  206                       951
                                                                                  ---------                 ---------
         Total current assets                                                        45,079                    57,096

     Restricted cash                                                                  1,981                     1,981
     Restricted investments                                                          11,387                    11,247
     Property and equipment, net                                                     75,402                    90,395
     Intangible assets, net                                                          10,434                    11,224
     Other assets, net                                                                5,471                     6,550
                                                                                  ---------                 ---------
         Total assets                                                             $ 149,754                 $ 178,493
                                                                                  =========                 =========

Liabilities, Redeemable Convertible Preferred Stock and
Stockholders' Deficit
Current liabilities:
     Accounts payable                                                             $  11,897                 $   7,341
     Accrued liabilities                                                             12,280                    14,298
     License fees payable                                                            10,643                    10,305
     Deferred revenue and advances                                                    2,207                     2,787
     Accrued interest                                                                12,970                     6,783
     Current portion of capitalized leases                                            4,157                    11,276
     Current portion of notes payable                                                 7,899                     7,848
                                                                                  ---------                 ---------
         Total current liabilities                                                   62,053                    60,638

Capitalized leases                                                                   81,874                    89,667
Notes payable                                                                        17,637                    17,972
Senior notes due 2008                                                               156,651                   156,358
                                                                                  ---------                 ---------
         Total liabilities                                                          318,215                   324,635

Commitments and contingencies

Series B redeemable convertible preferred stock;
     liquidation value: $54,414                                                      53,544                    53,445

Stockholders' deficit:
     Series A convertible preferred stock; liquidation value: $18,750                     8                         8
     Common stock                                                                        --                        --
     Additional paid-in-capital                                                      23,039                    23,138
     Note receivable from stockholder                                                   (69)                      (69)
     Accumulated deficit                                                           (244,983)                 (222,664)
                                                                                  ---------                 ---------
         Total stockholders' deficit                                               (222,005)                 (199,587)
                                                                                  ---------                 ---------
         Total liabilities and stockholders' deficit                              $ 149,754                 $ 178,493
                                                                                  =========                 =========


    The accompanying notes are an integral part of the financial statements.

                         TVN Entertainment Corporation

                     Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)

                                                              The three months ended June 30,
                                                          ----------------------------------------
                                                                 2000                 1999
                                                          ----------------------------------------
Revenue                                                          $     11,295        $      5,841
Operating expenses:
     Cost of revenue (exclusive of depreciation
       shown separately below)                                         10,009               6,011
     Selling                                                            2,196               1,848
     General and administrative                                         5,253               1,941
     Depreciation and amortization                                      3,033               3,244
     Amortization of intangible assets                                    790                 238
                                                                 ------------        ------------
Total operating expenses                                               21,281              13,282
                                                                 ------------        ------------
Loss from operations                                                   (9,986)             (7,441)

Interest expense                                                        9,529              10,749
Interest income                                                          (782)             (1,563)
Loss from equity investments                                            2,080                   -
                                                                 ------------        ------------
Loss from continuing operations                                       (20,813)            (16,627)

Loss from discontinued operations                                         440               2,095
Estimated loss on disposal of discontinued operations                   1,068                   -
                                                                 ------------        ------------
Net loss                                                              (22,321)            (18,722)
Accretion of Series B redeemable convertible
  preferred stock                                                         (99)                (99)
                                                                 ------------        ------------
Net loss applicable to common stockholders                       $    (22,420)        $   (18,821)
                                                                 ============        ============
Basic and diluted net loss per share
  applicable to common stockholders:
Net loss applicable to common stockholders from
   continuing operations                                         $    (120.63)        $   (109.67)
Net loss applicable to common stockholders from
discontinued operations                                                 (8.70)             (13.73)
                                                                 ------------        ------------
Net loss applicable to common stockholders                       $    (129.33)       $    (123.40)
                                                                 ------------        ------------
Weighted average common shares                                        173,350             152,517
                                                                 ============        ============

    The accompanying notes are an integral part of the financial statements.

                         TVN Entertainment Corporation

                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                  The three months ended June 30,
                                                                                ----------------------------------
                                                                                     2000                1999
                                                                                 ------------        -------------
Cash flows from operating activities:

Net loss                                                                         $    (22,321)       $     (18,722)

Adjustments to reconcile net loss to net cash used for operating activities:

    Net loss from discontinued operations                                               1,508                2,095
    Depreciation and amortization                                                       3,033                3,244
    Amortization of intangible assets                                                     790                  238
    Provision for doubtful accounts                                                        (5)                 (89)
    Gain on disposal of property, plant and equipment                                     250
    Accretion of note discount                                                            548                  354
    Amortization of debt issuance costs                                                   145                  192
    Loss on equity investments                                                          2,080
    Changes in assets and liabilities:
         Accounts receivable                                                           (3,010)              (1,369)
         Prepaid expenses and other current assets                                        (35)                (794)
         Other assets                                                                      42                  626
         Accounts payable                                                               3,457                1,427
         Accrued liabilities                                                           (1,175)              (1,872)
         License fees payable                                                             338                   35
         Deferred revenue and advances                                                   (580)                  62
         Accrued interest                                                               6,189                5,861
                                                                                 ------------        -------------
Net cash used for continuing operations                                                (8,746)              (8,712)
                                                                                 ------------        -------------
Net cash used for discontinued operations                                              (1,141)              (2,033)
                                                                                 ------------        -------------
                                                                                       (9,887)             (10,745)
                                                                                 ------------        -------------
Cash flows from investing activities:

    Restricted short-term investments                                                    (490)                (875)
    Restricted cash                                                                         1               (1,016)
    Investment in Chromazone, LLC, net of cash acquired                                (1,150)                (165)
    Purchases of property and equipment                                                  (681)                (559)
                                                                                     ------------        -------------
Net cash used for continuing operations                                                (2,320)              (2,615)
Net cash used for discontinued operations                                                (627)                  -
                                                                                     ------------        -------------
                                                                                       (2,947)              (2,615)
                                                                                     ------------        -------------
Cash flows from financing activities:

    Repayments of capitalized leases                                                   (1,376)              (1,667)
    Repayments of notes payable                                                          (539)              (3,662)
                                                                                 ------------        -------------
Net cash used for financing activities                                                 (1,915)              (5,329)

Net decrease in cash and cash equivalents                                             (14,749)             (18,689)

Cash and cash equivalents at the beginning of period                                   26,492               84,343
                                                                                 ------------        -------------
Cash and cash equivalents at the end of period                                   $     11,743        $      65,654
                                                                                 ============        =============


   The accompanying notes are an integral part of the financial statements.

                          TVN Entertainment Corporation

                   Notes to Consolidated Financial Statements
                        (In thousands, except share data)
                                   (Unaudited)

1.   Basis of Presentation

     The financial statements are unaudited, other than the balance sheet at March 31, 2000, and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company's financial condition, operating results and cash flows for the interim periods.

     Certain items shown in the prior financial statements have been reclassified to conform with the presentation of the current period.

     Since inception, the Company has incurred operating losses. The Company has a working capital deficit and a total stockholders' deficit of approximately $17.0 million and $222.0 million, respectively at June 30, 2000. Management intends to fund future anticipated losses through the offering of additional debt and/or equity securities and ultimately, through the attainment of positive operating cash flows.

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

These financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 2000 and the notes thereto.

2.   Commitments and Contingencies

Leases

     In April 2000, the Company amended a capital lease agreement by reducing the number of primary C-Band transponders leased from eight to two. In June 2000, the Company amended another lease agreement reducing the number of primary C-Band transponders from five to three, adding one reserve C-Band transponder and adding one Ku-Band transponder. The effect of this transaction was to reduce fixed assets and capitalized leases by a non-cash reduction of $14.1 million.

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

     On May 15, 1992, the Company acquired the general partners' interests in the Partnership, which was dissolved pursuant to a partnership dissolution agreement which provided that the Company receive all partnership assets and assume certain liabilities as of the dissolution date for an effective purchase price of $1. These liabilities included notes payable to the former general partners and certain Company shareholders totaling $16.5 million and $1.1 million, respectively. Interest accrues on these obligations at prime plus 1% and totaled $12.7 million and $921, respectively, at June 30, 2000. Repayment of these loans and related accrued interest (collectively the "Contingent Debt") will be paid on a pari-passu basis out of available cash flow, as defined in the Restated Limited Partnership Agreement dated March 7, 1991. The dissolution agreement provides that the Company will not make any distributions or pay any dividends in respect of its capital stock or other equity interests prior to the payment in full of its obligations to TVN's former general partners and will not subordinate these obligations to other debt.

     Because payment of these obligations is dependent upon available cash flow, as defined, this debt represents contingent consideration related to the acquisition of net assets. The Company has had negative operating cash flows and payment of these obligations does not appear to be probable at this time. Accordingly, these obligations have not been recorded as a liability in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations", because the outcome of the contingency is not determinable beyond a reasonable doubt. The Company will record these obligations when the contingency is resolved.

     On December 13, 1999, the Company was served with a lawsuit filed in California state court by TV/COM International, Inc., a company with which we entered into memoranda of understanding concerning (i) TV/COM obtaining a Digicipher II technology license from General Instrument and (ii) its obligation to utilize such license for the manufacture of Digicipher II compatible television set-top cable boxes for us, once it demonstrated its ability to do so in quantity and to our specifications. The lawsuit alleges breach of contract, fraud, negligent misrepresentation and related causes of action and asks the court to award specific damages in excess of $25 million, as well as other unspecified damages and costs. We filed a demurrer which questioned the legal sufficiency of the complaint. The court granted our demurrer and gave TV/Com leave to file an amended complaint which they did. We demurred again and the court denied this demurrer. We filed our answer to the amended complaint and also filed our cross-complaint against TV/Com. We are currently meeting with TV/COM in an attempt to negotiate a settlement of the lawsuit. We believe that plaintiff's claims in the lawsuit are not meritorious and we have retained counsel to provide a vigorous defense and to pursue our cross-complaint.

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

                         TVN Entertainment Corporation

                       (In thousands, except share data)
                                  (Unaudited)


3.   Operating Segments

         The Company's operating segments are strategic operating units that are managed separately due to their different products and/or services. The digital cable operating segment markets and sells the Company's Digital Cable Television ("DCTV") service, a turnkey digital delivery system with programming content, including up to 32 channels of pay-per-view movies and events, and support services which enables cable operators to expand their existing channel capacity and PPV Feeds service, a pay-per-view programming service without support services. The satellite transmission operating segment markets and sells transponder capacity and uplinking services to the Company's other operating segments and to third parties. The media time sales operating segment, GRTV Network, Inc., sells media time on its 24-hour broadcast network. The music marketing services operating segment is a start-up company, New Media Network, Inc., that plans to market and sell entertainment products such as music, movies and games. Panda Shopping Network and the Company's home satellite dish service have been classified as discontinued operations and are not included in the revenue and operating losses for the Company's operating segments as of June 30, 2000 and 1999.

                         TVN Entertainment Corporation

                       (In thousands, except share data)
                                  (Unaudited)

The Company's measure of profit or loss for its operating segments reviewed by the chief operating decision maker and executive management is operating loss, excluding depreciation and amortization (and also excludes interest and other income and expense). The chief operating decision maker does not use asset information.

Revenue and operating losses for the Company's operating segments are as follows (in thousands):

                                                                            Three Months Ended
                                                                  June 30, 2000           June 30, 1999
                                                                  -------------           -------------
Revenue:
   Digital cable services                                          $     4,347              $     4,756
   Transponder services (1)                                              4,862                    4,961
   Media time sales                                                      6,113                       --
   Music marketing services                                                159                       --
   Intersegment elimination (2)                                         (4,186)                  (3,876)
                                                                   -----------              -----------
      Total revenue                                                $    11,295              $     5,841
                                                                   ===========              ===========

Operating loss:
   Digital cable services                                          $    (4,239)             $    (5,851)
   Transponder services (1)                                              2,228                    4,308
   Media time sales                                                     (1,409)                      --
   Music marketing services                                             (1,620)                      --
   Intersegment elimination (2)                                         (1,123)                  (2,416)
                                                                   -----------              -----------
      Operating loss excluding depreciation and amortization            (6,163)                  (3,959)
   Depreciation and amortization                                        (3,823)                   3,482
                                                                   -----------              -----------
      Operating loss                                               $    (9,986)             $    (7,441)
                                                                   ===========              ===========

(1) Includes charges to the Company's other operating segments for the use of transponder time.

(2) Included charges to PSN and the home satellite dish service for transponder and media time which are included in loss from discontinued operations.

                         TVN Entertainment Corporation
            Notes to Consolidated Financial Statements--(Continued)
                       (In thousands, except share data)
                                  (Unaudited)

5.   Earnings Per Share

The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders for the three months ended June 30, 2000 and 1999:

                                                                                Three Months Ended
                                                                          June 30, 2000    June 30, 1999
                                                                          -------------    -------------
Numerator:
    Net loss from continuing operations                                       $ (20,813)       $ (16,627)
    Loss from discontinued operations                                            (1,508)          (2,095)
    Accretion of redeemable Series B preferred stock                                (99)             (99)
                                                                          -------------    -------------
    Net loss applicable to common stockholders                                $ (22,420)       $ (18,821)
                                                                          =============    =============
Denominator:
    Weighted average shares                                                     173,350          152,517
                                                                          =============    =============
Basic and diluted net loss applicable to common stockholders
    Continuing operations                                                     $ (120.63)       $ (109.67)
    Discontinued operations                                                       (8.70)          (13.73)
                                                                          -------------    -------------
Basic and diluted net loss applicable to common stockholders                  $ (129.33)       $ (123.40)
                                                                          =============    =============

6.   Income Taxes

As a result of net losses for the three months ended June 30, 2000 and 1999, and the Company's inability to recognize a benefit for its deferred income tax assets, the Company did not record a provision for income taxes as of June 30, 2000 and 1999.

                         TVN Entertainment Corporation

                       (In thousands, except share data)
                                  (Unaudited)

7.   Discontinued operations

In June 2000, the Company decided to cease operations of PSN and close the segment. The Company has reflected the operations of PSN as a discontinued operation.

At June 30, 2000 net assets of PSN consisted of the following:

          Current assets                            $   166
          Property and equipment, net                    40
                                                   --------
          Total net assets                          $   206
                                                   ========

The Company has included in the financial statements the estimated loss of $768 for the wind down of operations for the three months ended June 30, 2000. The loss from discontinued operations for this segment was $1.3 million for the quarter ended June 30, 1999. Revenues were $3.5 million and $3.7 million for the three months ended June 30, 2000 and 1999, respectively.

In July 2000, the Company decided to cease operations of the home satellite dish service and close the segment. The Company has included in the financial statements a loss from operations of $440 and an estimated loss on disposal of $300 for the three months ended June 30, 2000. The loss from discontinued operations for this segment was $795 for the three months ended June 30, 1999. Revenues were $1.8 million and $3.8 million for the three months ended June 30, 2000 and 1999, respectively.

The Company has presented the operations of these segments as discontinued operations for all periods presented.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to the other information in this report, certain statements in the following Management's Discussion and Analysis of Financial Condition and Results of Operation (MD&A) are forward looking statements. When used in this report, the word "expects," "anticipates," "estimates," and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below under "Factors Affecting Future Results." The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this report.

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

          Our existing integrated, end-to-end content management and delivery capabilities are sufficient to offer this service within the United States, but providing global coverage will require additional satellite transmitter capacity. Regardless of the geographic points of delivery, the Company's sophisticated ADONISS Content Management System allows all content deliveries to be remotely controlled, scheduled and managed from the Company's Burbank, California Digital Network Operations Center. Content will remain within our transmission system end-to-end, thereby facilitating content security and reliability.

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

Results of Operations

     The table below sets forth for the periods indicated certain data regarding expenses expressed as a percentage of total revenues:

                                            Three Months Ended
                                                 June 30,
                                        --------------------------
                                          2000              1999
                                        --------          --------
Revenue                                   100.0%            100.0%
Operating expenses:
    Cost of revenue (exclusive of
     depreciation shown separately below)  88.6%            102.9%
    Selling                                19.4%             31.7%
    General and administrative             46.5%             33.2%
    Depreciation and amortization          26.9%             55.5%
    Amortization of intangible assets       7.0%              4.1%
                                        --------          --------
Total operating expenses                  188.4%            227.4%
                                        --------          --------
Loss from operations                      (88.4%)          (127.4%)
Interest expense                           84.4%            184.0%
Interest income                            (6.9%)           (26.8%)
Loss on equity investments                 18.4%              0.0%
                                        --------          --------
Net loss from continuing operations      (184.3%)          (284.6%)
Loss from discontinued operations           3.8%             35.9%
Estimated loss on disposal                  9.5%                -
                                        --------          --------
Net loss                                 (197.6%)          (320.5%)
                                        ========          ========

      Three Months Ended June 30, 2000 Compared with Three Months Ended
                                 June 30, 1999

     Revenue. Total revenue increased $5.5 million, or 93.4%, to $11.3 million in the three months ended June 30, 2000 from $5.8 million in the three months ended June 30, 1999. Revenue generated by our Digital Cable Television service decreased $500,000 or 10.4% to $4.3 million in the three months ended June 30, 2000 from $4.8 million in the three months ended June 30 1999. The decrease was primarily attributable to a $1.1 million decrease in Marquee Mix revenues offset by increases in our DCTV service revenues. The increase in DCTV service revenues is primarily attributable to an increase in the number cable operators carrying the DCTV service and a corresponding increase in the number of subscribers to the DCTV service that purchased programming from us in the three months ended June 30, 2000. After intercompany eliminations, satellite transmission service revenue decreased $400,000 or 36.4% to $700,000 in the three months ended June 30, 2000 from $1.1 million in the three months ended June 30, 1999. The decrease is primarily attributable to revenue generated by sales of satellite transmitter time totaling $325,000 to the Guthy Renker Television Network in the three months ended June 30, 1999 that was not replaced by sales of satellite transmitter time to other third parties since the acquisition of Guthy Renker Television Network in July 1999. These decreases were offset by approximately $6.1 million in media time sales generated by the GRTV Network and $159,000 in other operating revenues generated by New Media Network for the three months ended June 30, 2000. We had not purchased our interest and commenced operation of these entities as of June 30, 1999.

     Operating Expenses

          Cost of Revenue. Cost of revenue increased $4.0 million, or 66.7%, to $10.0 million in the three months ended June 30, 2000 from $6.0 million in the three months ended June 30, 1999 and, as a percentage of revenue, decreased to 88.6% in the three months ended June 30, 2000 from 102.9% in the three months ended June 30, 1999. The increase, as a percentage of revenue, is primarily attributable to the inclusion of the operations of GRTV Network in the three months ended June 30, 2000. Cost of revenue for the GRTV Network totaled $4.5 million and approximately 73.8% of revenues generated by this business unit for the three months ended June 30, 2000. We had not acquired our interest in GRTV Network as of June 30, 1999.

          Selling. Selling expenses increased $348,000, or 18.8%, to $2.2 million in the three months ended June 30, 2000 from $1.8 million in the three months ended June 30, 1999 and, as a percentage of revenue, decreased to 19.4% in the three months ended June 30, 2000 from 31.7% in the three months ended June 30, 1999. The decrease as a percentage of revenue was partially attributable to the GRTV Network as selling expenses for this business unit were approximately 17.2% of its $6.1 million in revenues for the three months ended June 30, 2000, as compared to 38.9% of the $4.8 million in revenues generated by our Digital Cable Television services for the three months ended June 30, 1999. We had not acquired our interest and commenced operation of the GRTV Network as of June 30, 1999. Selling expenses for our Digital Cable Television services decreased approximately 803,000, and as a percentage of the business units revenue, decreased to 24.1% in the three months ended June 30, 2000 from 38.9% of revenue in the three months ended June 30, 1999. The decrease as a percentage of revenue is attributable to an overall decrease in marketing costs incurred by the business unit and in particular, advertising agency fees, trade show costs and payroll.

          General and Administrative. General and administrative expenses increased $3.3 million, or 170.6%, to $5.3 million in the three months ended June 30, 2000 from $1.9 million in the three months ended June 30, 1999 and, as a percentage of revenue, increased to 46.5 % in the three months ended June 30, 2000 from 33.2% in the three months ended June 30, 1999. The increase as a percentage of revenue is primarily attributable to approximately $1.8 million in general and administrative expenses incurred by New Media Network, which generated only $159,000 in revenue. The balance of the increase is primarily due to approximately $1.4 million in general and administrative expenses incurred by the GRTV Network. We had not acquired our interest in New Media Network and GRTV Network as of June 30, 1999.

          Depreciation and Amortization. Depreciation and amortization decreased $211,000, or 6.5%, to $3.0 million in the three months ended June 30, 2000 from $3.2 million in the three months ended June 30, 1999. The decrease is primarily attributable to the decrease in property and equipment resulting from the amendment to our capitalized leases for satellite transmitters in the three months ended June 30, 2000.

          Amortization of intangible assets. Amortization of intangible assets increased $552,000 or 231.9% to $790,000 in the three months ended June 30, 2000 from $238,000 in the three months ended June 30, 1999. The increase is attributable to the acquisition of our interests in New Media Network and the GRTV Network at the beginning of the second quarter of fiscal 2000.

          Interest Expense/Interest Income. Interest expense decreased $1.2 million or 11.4%, to $9.5 million in the three months ended June 30, 2000 from $10.7 million in the three months ended June 30, 1999. The decrease is attributable to the redemption of $33.9 million in senior notes in October 1999. Interest income decreased $781,000 to $782,000 in the three months ended June 30, 2000 from $1.6 million in the three months ended June 30, 1999. The decrease is attributable to lower operating cash balances during the three months ended June 30, 2000 as compared to the three months ended June 30, 1999.

          Loss from equity investments. During the three months ended June 30, 2000, we recorded a loss from equity investments totaling $2.1 million which represented our share of the losses of Chromazone, LLC, a limited liability corporation in which we have a majority interest. Chromazone, LLC currently owns a majority interest in Netsmart, Inc., a start-up company, that plans to offer a wide range of customer oriented electronic commerce services including internet access, browsing and hosting services for affinity and affiliate partners as well as other consumer features.

          Loss from discontinued operations. In June, we ceased operations of the Panda Shopping Network ("PSN") and closed the division. We have reflected the operations of PSN as a discontinued operation. Operating losses for PSN totaled approximately $1.3 million for the three months ended June 30, 1999. In July, we ceased operations of our home satellite dish operating segment and closed the division. We have reflected the operations of the home satellite dish operating segment as a discontinued operation and have recorded a loss from operations of the segment totaling $440,000 and $795,000 for the three months ended June 30, 2000 and 1999, respectively.

Estimated loss on disposal of discontinued operations. We recorded an estimated loss on disposal of PSN and the home satellite dish operating segment totaling $768,000 and $300,000, respectively, for the three months ended June 30, 2000.

          Provision for Income Taxes. As a result of net losses and the Company's inability to recognize a benefit for its deferred income tax assets, the Company did not record a provision for income taxes in the three months ended June 30, 2000 or the three months ended June 30, 1999.

Liquidity and Capital Resources

          The Company has been funded through a combination of equity, debt and lease financing. As of June 30, 2000, the Company had current assets of $45.1 million, including $11.7 million of cash and cash equivalents and current liabilities of $62.1 million, resulting in a working capital deficit of $17.0 million. The Company invests excess funds in short-term, interest bearing investment grade securities until such funds are needed to fund the capital expenditure and operating needs of the Company's business.

          Since inception, we have incurred operating losses and as of June 30, 2000, have a total deficit of $222.0 million. Our cash on hand and amounts expected to be available through financing arrangements may not be sufficient for us to fund our operating deficits beyond September 2000. There can be no assurance, moreover, that we will not require additional capital sooner than anticipated. We are making efforts to reduce expenses and are currently engaged in a coordinated mutual effort with our investment banker, Morgan Stanley Dean Witter, to raise additional capital through a private placement of new securities. Together, we are seeking new funding from potential strategic partners and customers for the Company's Digital Content Express business, and from financial entities such as venture capital funds and investment companies. We are unable, however, to predict the precise amount of future capital that we will require and we cannot be certain that additional financing will be available to us on acceptable terms or at all. Our inability to obtain required financing could significantly reduce the value of our business assets and impair our ability to continue the normal operation of our business. Consequently, we could be required to significantly reduce or suspend our operations, seek a merger partner, sell the business, seek additional financing or sell additional securities on terms that are highly dilutive to our stockholders.

          Cash Used For Operating Activities

          The Company's operating activities used $9.9 million and $10.7 million in the three months ended June 30, 2000 and 1999, respectively. Cash used for operations in the three months ended June 30, 2000 is primarily attributable to the net loss of $22.3 million and the effect of non-cash items such as a $3.0 million increase in accounts receivable partially offset by the $2.1 million loss on equity investments, depreciation and amortization and other changes in working capital items such as accrued interest. Cash used for operations in the three months ended June 30, 1999 is primarily due to the net loss of $18.7 million partially offset by non-cash expenses, such as depreciation and amortization, and other changes in working capital items such as accrued interest. The Company expects to generate negative cash flows from operating activities as we market and deploy our Digital Content Express services.

          Cash Used For Investing Activities

          Cash used for investing activities was $2.9 million and $2.6 million in the three months ended June 30, 2000 and 1999, respectively. Cash used for investing activities for the three months ended June 30, 2000 primarily consisted of $681,000 in additions to property plant and equipment, $627,000 in cash used for the investing activities of discontinued operations and a $1.2 million investment in Chromazone LLC. Cash used for investing activities for the three months ended June 30, 1999 include $559,000 in additions to property plant and equipment, a $1.0 million increase in restricted cash and an $875,000 increase in restricted short-term investments representing interest earned on the restricted investments.

          Cash Used For Financing Activities

          Cash used for financing activities was $1.9 million and $5.3 million in the three months ended June 30, 2000 and June 30, 1999, respectively. Cash provided by financing activities for the three months ended June 30, 2000 consists of capitalized lease payments and repayments of notes payable totaling $1.4 million and $539,000, respectively. Cash used for financing activities for the three months ended June 30, 1999 consists of repayments of notes payable and capitalized leases totaling $3.7 million and $1.7 million, respectively.

Factors Affecting Future Results

We anticipate that our existing capital and cash from operations may be inadequate to satisfy our capital requirements beyond September 2000.

     Our cash on hand and amounts expected to be available through vendor financing arrangements may not be sufficient for us to expand our digital content businesses, new or existing, as currently planned and to fund our operating deficits beyond September 2000. We cannot be certain, moreover, that we will not require additional capital sooner than currently anticipated. We are currently engaged in a coordinated mutual effort with our investment banker, Morgan Stanley Dean Witter, to raise additional capital through a private placement of new securities. Together, we are seeking new funding from potential strategic partners and customers for the Company's Digital Content Express business, and from financial entities such as venture capital funds and investment companies. However, we are unable to predict the precise amount of future capital that we will require and whether additional financing will be available to us on acceptable terms or at all. Our inability to obtain required financing could significantly reduce the value of our business assets and impair our ability to continue the normal operation of our business. Consequently, we could be required to significantly reduce or suspend our operations, seek a merger partner, sell the business, seek additional financing or sell additional securities on terms that are highly dilutive to our stockholders.

We have substantial existing debt and may incur substantial additional debt which could adversely affect our financial health and prevent us from fulfilling our obligations under the notes.

     We have borrowed a significant amount of funds. As of June 30, 2000, we had outstanding indebtedness of approximately $318.2 million and a stockholders' deficit of approximately $222.0 million. We cannot be certain that our operations will generate sufficient cash flow to pay our obligations, including our obligations on the notes issued by us in our 1998 debt financing ("the notes"). Earnings were inadequate to cover fixed charges by the amount of $54.6 million and $76.6 million, for the years ended March 31, 1999 and March 31, 2000, respectively, and $22.3 million for the three months ended June 30, 2000. The degree to which we have borrowed funds could have important consequences. For example, it could:

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

      We experienced net losses of $29.9 million, $53.8 million and $72.7 million in fiscal 1998, fiscal 1999 and fiscal 2000, respectively, and $22.3 million for the three months ended June 30, 2000. These net losses are attributable to the significant costs incurred to develop, market and implement our TVN Digital Cable Television business plan and to develop, install and integrate our digital programming and services. We expect that net losses will continue and increase for the foreseeable future as we plan to continue to incur substantial sales and marketing expenses to build our customer base and make substantial capitalized lease payments for our satellite transponders. We have not achieved profitability on a quarterly or annual basis, and we anticipate that we will continue to incur net losses for at least the next several years. We also expect to continue to incur significant product development and administrative expenses. We cannot be certain that any of our business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis in the future.

Our existing capital and cash from operations may be inadequate to satisfy obligations resulting from the discontinuance of certain of our business units.

      We have discontinued or scaled back certain businesses and operations, resulting in the layoff of a significant number of employees and the termination or renegotiation of existing affiliate contracts, written and oral, with vendors, suppliers and affiliates. We have taken certain accounting charges therefore on our financial statements, but we may incur substantial additional liabilities, costs and expenses in connection with the (i) shutdown or reduced operations of such businesses, (ii) layoff of employees and (iii) termination and/or renegotiation of existing contracts. We cannot be certain that the additional funds currently anticipated for such obligations will be available to us as and when needed. This may result in claims being asserted by such employees, vendors, suppliers and/or affiliates, which could lead to litigation against us, or the commencement of an involuntary bankruptcy proceeding, if we are unable to satisfy such obligations as they come due.

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

     Moreover, because our expense levels in any given quarter are based, inpart, on management's expectations regarding future contracts for these new products and services and the revenue to be derived therefrom, if such revenues are below expectations, the effect on our operating results may be magnified by our inability to adjust spending in a timely manner to compensate for a revenue shortfall. The extent to which expenses are not subsequently followed by increased revenues would reduce our operating results and could seriously impair our business. As a result of these and other factors, we believe that period to period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance. Due to all of the foregoing factors, it is likely that in one or more future quarters, our operating results may be below the expectations of analysts and investors, which could cause the value of the notes to fall.

If we fail to achieve a significant customer base for our new digital content delivery and video-on-demand products and services, we may be unable to cover our costs or to repay the notes.

     The continued roll out of our digital content delivery and video-on-demand products and services requires significant operating expenditures, in particular selling expenses, a large portion of which will be expended before any revenue is generated. We have experienced, and expect to continue experiencing, negative cash flows and significant losses while we continue to market our digital cable television programming and services and it remains unlikely that we will establish a customer base of cable operators and their subscribers that will generate revenue sufficient to cover these costs. We cannot be certain that we will be able to successfully roll out our new digital content delivery and video-on-demand products and services or establish a sufficient VOD customer base therefore, or that we will generate significant revenues from our digital cable programming, video-on-demand, or electronic commerce products and services. If we fail to adequately address any of these risks, it could harm our business, financial condition and results of operations.

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

      We depend on all the major and many independent movie studios to provide us with hit movies that appeal to mass audiences. Our current pay-per-view movie programming is obtained largely through on-going, unwritten arrangements that have no specific renewal provisions. We also have relationships with the Playboy Entertainment Group, supplier of the Spice pay-per-view adult movie service and the Playboy Channel that we distribute, ESPN, for our ESPN Game Plan college football programming packages, and Guthy-Renker, creator of direct response television "infomercials" which sell various products direct to the viewer, including self-improvement tapes and home exercise equipment. We cannot be certain that any of our existing relationships will continue, that we would be able to obtain or develop substitute programming or that such substitute programming would be comparable in quality or profitability to our existing programming. Because our ability to succeed in the digital VOD television market will depend on our ability to continue obtaining desirable programming and successfully market it to cable, telephone and other television distribution operators and their subscribers, the termination of sales and operating results.

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

      In addition, we rely on the services of a credit card processor, telephone service providers and shipping companies. Should we lose or experience interruptions in the services of any of these service providers, we may not be able to replace these providers and our revenues and results of operations could suffer .

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

      We rely substantially on third party vendors for the continued development of these technologies. We cannot be certain that our vendors will be able to develop technologies in a manner that meets our needs and those of our customers and subscribers. The failure to implement these technologies or to obtain licenses on favorable economic terms from other vendors, individually or in combination, could impair our prospects for future growth. We cannot be certain that we will be successful in identifying, developing, contracting for the manufacture, and marketing of product enhancements or new services or programming that are responsive to technological change, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or services or that our new products and product enhancements will adequately meet the challenges of emerging technologies, the requirements of the marketplace and achieve market acceptance. Delays in commercial availability of new products and services and enhancements to existing products and services may result in results could decline.

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

      In particular, our success depends on the continued contributions of Stuart Z. Levin, our Chairman and Chief Executive Officer, and other senior level , financial and legal officers. Our business plan was developed in large part by these senior level officers and requires skills and knowledge they possess in order to implement. In addition, our products and technologies are complex and we are substantially dependent upon the continued service of our existing engineering personnel. We intend to hire a significant number of additional sales, support, marketing, operations and research and development personnel in 1999 and beyond. Competition for qualified personnel is intense, and we cannot be certain that we will be able to attract, assimilate, train or retain additional highly qualified personnel in the future. If we are unable to hire and retain such personnel, particularly those in key positions, our business prospects may be harmed and our results of operations may suffer.

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

     . Any original issue discount that was not amortized as of the date of any such bankruptcy filing would constitute "unmatured interest."

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Due to the nature and maturity of our short-term investments we do not believe such investments present significant market risk.

                          PART II. OTHER INFORMATION

ITEM I.  LEGAL PROCEEDINGS

On December 13, 1999, we were served with a lawsuit filed in California state court by TV/COM International, Inc., a company with which we entered into memoranda of understanding (MOU) concerning (i) TV/Com obtaining a Digicipher II encryption technology license from General Instrument and (ii) its obligation to utilize such license for the manufacture of Digicipher II compatible television set-top cable boxes for us, once it demonstrated its ability to do so in quantity and to our specifications. The lawsuit alleges breach of contract, fraud, negligent misrepresentation and related causes of action and asks the court to award specific damages in excess of $25 million, as well as other unspecified damages and costs. We filed a demurrer which questioned the legal sufficiency of the complaint. The court granted our demurrer and gave TV/Com leave to file an amended complaint which they did. We demurred again and the court denied this demurrer. We filed our answer to the amended complaint and also filed our cross-complaint against TV/Com. We are currently meeting with TV/COM in an attempt to negotiate a settlement of the lawsuit. We believe that plaintiff's claims in the lawsuit are not meritorious and we have retained counsel to provide a vigorous defense and to pursue our cross complaint.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           27.1 Financial Data Schedule

     (b)   Reports on Form 8-K

     There were no reports on Form 8-K filed during the three month period ended June 30, 2000.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TVN ENTERTAINMENT CORPORATION


Date:  August 21, 2000               By:  /s/  Stuart Z. Levin
                                          --------------------
                                          Stuart Z. Levin, Chairman of the Board
                                          of Directors and Chief Executive
                                          Officer (Principle Executive Officer)


Date:  August 21, 2000                By:  /s/ John McWilliams
                                          -------------------
                                          John McWilliams
                                          Senior Vice President, Finance
                                          Principle Accounting Officer)