Form 10-Q
period 2000-09-30
TVN ENTERTAINMENT CORP
filed 2000-11-14
CIK 1086655

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                             ____________________

                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                       or


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ___________ to ___________.

                       Commission file number: 333-78957

                          __________________________


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

                     ______________________________________


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
   1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]    NO [ ]


      There were 183,350 shares of the Company's Common Stock, par value
                   $.001, outstanding on September 30, 2000.

================================================================================

================================================================================

                         TVN ENTERTAINMENT CORPORATION

                               TABLE OF CONTENTS


PART I.                                     FINANCIAL INFORMATION                                                  Page No.
-------                                     ---------------------                                                  --------
Item 1.   Consolidated Financial Statements
               Consolidated Balance Sheets as of September 30, 2000 (unaudited)
               and March 31, 2000................................................................................    3
          Consolidated Statements of Operations for the Three and Six
               Months Ended September 30, 2000 and 1999 (unaudited) .............................................    4
          Consolidated Statements of Cash Flows for the Six
               Months Ended September 30, 2000 and 1999 (unaudited)..............................................    5
          Notes to Condensed Consolidated Financial Statements...................................................    6

Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations.............................................................................   12


Item 3.   Quantitative and Qualitative Disclosures About Market Risk.............................................   32


PART II.                                     OTHER INFORMATION
--------                                     -----------------
Item 1.      Legal Proceedings...................................................................................   32

Item 6.      Exhibits and Reports on Form 8-K....................................................................   32

Signatures.......................................................................................................   33

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         TVN Entertainment Corporation

                          Consolidated Balance Sheets
                                (In thousands)

                                                                                 September 30, 2000     March 31, 2000
                                                                                 -------------------    ---------------
                                                                                     (Unaudited)           (Audited)
Assets
Current assets:
  Cash and cash equivalents                                                               $   7,161          $  26,492
  Restricted short-term investments                                                          22,627             22,128
  Trade and other accounts receivable, less allowance
       for doubtful accounts of $1,376 and $184 at
       September 30, 2000 and March 31, 2000, respectively                                    8,491              5,971
  Prepaid expenses and other current assets                                                   1,976              1,554
  Net assets of PSN                                                                               -                951
                                                                                         ----------          ---------
          Total current assets                                                               40,255             57,096

  Restricted cash                                                                             1,157              1,981
  Restricted investments                                                                          -             11,247
  Property and equipment, net                                                                73,724             90,395
  Intangible assets, net                                                                      9,643             11,224
  Other assets, net                                                                           5,277              6,550
                                                                                         ----------          ---------
     Total assets                                                                         $ 130,056          $ 178,493
                                                                                         ==========          =========

Liabilities, Redeemable Convertible Preferred Stock and
Stockholders' Deficit
Current liabilities:
  Accounts payable                                                                        $  17,833          $   7,341
  Accrued liabilities                                                                        13,882             14,298
  License fees payable                                                                       11,389             10,305
  Deferred revenue and advances                                                               1,961              2,787
  Accrued interest                                                                            7,671              6,783
  Current portion of capitalized leases                                                       4,261             11,276
  Current portion of notes payable                                                            7,965              7,848
                                                                                         ----------          ---------
     Total current liabilities                                                               64,962             60,638

Capitalized leases                                                                           80,801             89,667
Notes payable                                                                                17,451             17,972
Senior notes due 2008                                                                       156,945            156,358
                                                                                         ----------          ---------
     Total liabilities                                                                      320,159            324,635

Commitments and contingencies

Series B redeemable convertible preferred stock;
  Liquidation value: $54,414                                                                 53,645             53,445

Stockholders' deficit:
  Series A convertible preferred stock; liquidation value: $18,750                                8                  8
  Common stock                                                                                    -                  -
  Additional paid-in-capital                                                                 22,938             23,138
  Note receivable from shareholder                                                              (69)               (69)
  Accumulated deficit                                                                      (266,625)          (222,664)
                                                                                         ----------          ---------
     Total stockholders' deficit                                                           (243,748)          (199,587)
                                                                                         ----------          ---------
     Total liabilities and stockholders' deficit                                          $ 130,056          $ 178,493
                                                                                         ==========          =========

   The accompanying notes are an integral part of the financial statements.

                         TVN Entertainment Corporation

                     Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)

                                                        The three months ended September 30,    The six months ended September 30,
                                                                 2000                1999                2000               1999
                                                                 ----                ----                ----               ----
Revenue                                                        $  12,358           $  10,126             23,733           $ 15,968

Operating expenses:
     Cost of revenue (exclusive of
         depreciation shown separately below)                     10,972               8,332             21,061             14,662
     Selling                                                       3,113               2,613              5,309              4,460
     General and administrative                                    6,045               4,365             11,298              6,308
     Depreciation and amortization                                 2,122               3,450              5,155              6,693
     Amortization of intangible assets                               790                 994              1,580              1,233
                                                               ---------           ---------          ---------          ---------
Total operating expenses                                          23,042              19,754             44,403             33,356
                                                               ---------           ---------          ---------          ---------
Loss from operations                                             (10,684)             (9,628)           (20,670)           (17,388)

Interest expense                                                  10,237              11,332             19,766             22,081
Interest income                                                     (587)             (1,541)            (1,369)            (3,481)
Other (income) and expense                                             -                 138                  -                138
Loss from equity investments                                           -                   -              2,080                  -
                                                               ---------           ---------          ---------          ---------
Loss from continuing operations                                  (20,334)            (19,557)           (41,147)           (36,126)

Loss from discontinued operations                                      -               3,181                440              4,957
Estimated loss on disposal of discontinued operations              1,308                   -              2,376                  -
                                                               ---------           ---------          ---------          ---------
Net loss                                                         (21,642)            (22,738)           (43,963)           (41,083)

Accretion of Series B redeemable convertible
      preferred stock                                               (100)               (100)              (200)              (198)
                                                               ---------           ---------          ---------          ---------
Net loss applicable to common stockholders                     $ (21,742)          $ (22,838)          $(44,163)          $(41,281)
                                                                =========          =========          =========          =========
Basic and diluted net loss per share
     applicable to common stockholders:
Net loss applicable to common stockholders
     from continuing operations                                $ (111.45)           $(128.88)          $(225.50)          $(238.16)
Net loss applicable to common stockholders
     from discontinued operations                                  (7.13)             (20.86)            (15.36)            (32.50)
                                                               ---------           ---------          ---------          ---------
Net loss applicable to common stockholders                     $ (118.58)          $ (149.74)          $(240.86)          $(270.66)
                                                               =========           =========          =========          =========

Weighted average common shares                                   183,350             152,517            183,350            152,517
                                                               =========           =========          =========          =========

   The accompanying notes are an integral part of the financial statements.

                         TVN Entertainment Corporation

                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                     The six months ended September 30,
                                                                                  ----------------------------------------
                                                                                      2000                          1999
                                                                                  ----------                     ---------
Cash flows from operating activities:
Net loss                                                                           $(43,963)                     $(41,083)
Adjustments to reconcile net loss to net cash used for
operating activities:
 Net loss from discontinued operations                                                2,816                         4,957
 Depreciation and amortization                                                        5,155                         6,693
 Amortization of intangible assets                                                    1,580                         1,233
 Provision for doubtful accounts                                                      1,034                           182
 Gain on disposal of property, plant and equipment                                      255                             -
 Accretion note discount                                                              1,078                           828
 Amortization of debt issuance costs                                                    145                           366
 Loss on equity investments                                                           2,080                             -
 Other non-cash charges                                                                   -                           138
 Changes in assets and liabilities:
     Accounts receivable                                                             (3,554)                       (4,118)
     Prepaid expenses and other current assets                                         (422)                       (1,816)
     Other assets                                                                       163                           (23)
     Accounts payable                                                                 8,381                         2,670
     Accrued liabilities                                                               (504)                          337
     License fees payable                                                             1,084                         1,632
     Deferred revenue and advances                                                     (826)                        1,854
     Accrued interest                                                                 1,046                          (691)
                                                                                  ----------                     ---------
Net cash used for continuing operations                                             (24,452)                      (26,841)
Net cash used for discontinued operations                                            (1,865)                       (4,829)
                                                                                  ----------                     ---------
                                                                                    (26,317)                      (31,670)
                                                                                  ----------                     ---------
Cash flows from investing activities:

 Restricted cash                                                                        824                           312
 Restricted short-term investments                                                   10,748                        12,358
 Purchases of property and equipment                                                 (1,078)                       (3,054)
 Disposal of property and equipment                                                      (6)                            -
 Acquisition of NMN, net of cash acquired                                                 -                          (165)
 Acquisition of GRTV Network, net of cash acquired                                        -                          (216)
 Investment in Chromazone, LLC, net of cash acquired                                 (1,150)                            -
 Investment in subsidiary                                                                 -                        (1,700)
                                                                                  ----------                     ---------
Net cash provided from investing activities                                           9,338                         7,535
                                                                                  ----------                     ---------
Cash flows from financing activities:

 Repayments of capitalized leases                                                    (2,040)                       (3,460)
 Repayments of notes payable                                                           (312)                       (5,105)
                                                                                  ----------                     ---------
Net cash used for financing activities                                               (2,352)                       (8,565)

Net decrease in cash and cash equivalents                                           (19,331)                      (32,700)

Cash and cash equivalents at the beginning of period                                 26,492                        84,343
                                                                                  ----------                     ---------
Cash and cash equivalents at the end of period                                     $  7,161                      $ 51,643
                                                                                  ----------                     ---------

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

Since inception, the Company has incurred operating losses. The Company has a working capital deficit and a total stockholders' deficit of approximately $36.1 million and $243.7. million, respectively at September 30, 2000. We are making efforts to reduce expenses and are currently engaged in a coordinated mutual effort with our investment banker, Morgan Stanley Dean Witter, to restructure our existing debt and/or raise additional capital through a private placement of new securities. We are seeking new funding from potential strategic partners, from financial entities such as venture capital funds and investment companies or from the sale of the business.

The ability of the Company to restructure its debt and equity capitalization, raise additional capital and to achieve positive operating cash flows is uncertain. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result in the Company being unable to continue as a going concern.

These financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 2000 and the notes thereto.


2.  Commitments and Contingencies

Commitments

Leases

In April 2000, the Company amended a capital lease agreement by reducing the number of primary C Band transponders leased from eight to two. In June 2000, the Company amended another lease agreement reducing the number of primary C-Band transponders from five to three, adding one reserve C-Band transponder and adding one Ku-Band transponder. The effect of this transaction was to reduce fixed assets and capitalized leases by a non-cash reduction of $14.1 million.

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

                         TVN Entertainment Corporation


                  Notes to Consolidated Financial Statements
                       (In thousands, except share data)
                                  (Unaudited)

On May 15, 1992, the Company acquired the general partners' interests in the Partnership, which was dissolved pursuant to a partnership dissolution agreement which provided that the Company receive all partnership assets and assume certain liabilities as of the dissolution date for an effective purchase price of $1. These liabilities included notes payable to the former general partners and certain Company shareholders totaling $16.5 million and $1.1 million, respectively. Interest accrues on these obligations at prime plus 1% and totaled $12.4 million and $924, respectively, at September 30, 2000. Repayment of these loans and related accrued interest (collectively the "Contingent Debt") will be paid on a pari-passu basis out of Available Cash Flow, as defined in the Restated Limited Partnership Agreement dated March 7, 1991. The dissolution agreement also provides that the Company will not make any distributions or pay any dividends in respect of its capital stock or other equity interests prior to the payment in full of these obligations to TVN's former general partners and that these obligations will not be subordinated to any debt obligations of the Company.

Because payment of these obligations is dependent upon Available Cash Flow, as defined, this debt represents contingent consideration related to the acquisition of net assets. The Company has had and continues to have negative operating cash flows and payment of these obligations does not appear to be probable at this time. Accordingly, these obligations have not been recorded as a liability in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations", because the outcome of the contingency is not determinable beyond a reasonable doubt. The Company will record these obligations when the contingency is resolved.

In December 1999, the Company was served with a lawsuit filed in California state court by TV/COM International, Inc., a company with which we entered into memoranda of understanding concerning (i) TVN's designation of TV/COM to obtain a Digicipher II technology license from General Instrument and (ii) its obligation to utilize such license as and when obtained, for the manufacture of Digicipher II compatible television set-top cable boxes for us, once it demonstrated its ability to do so in quantity and to our specifications. The lawsuit alleges breach of contract, fraud, negligent misrepresentation and related causes of action and asks the court to award specific damages of $1.0 million plus interest and general damages in excess of $25 million, as well as other unspecified costs. We filed our answer to the amended complaint and also our cross-complaint against TV/Com. We are currently negotiating with TV/COM in an effort to settle the lawsuit. We believe that plaintiff's claims in the lawsuit are not meritorious and we have retained counsel to provide a vigorous defense and to pursue our cross-complaint.

In addition, the Company has been party to other legal and administrative proceedings related to claims arising from its operations in the normal course of business. On the advice of counsel, the Company believes it has adequate legal defenses and believes that the ultimate outcome of these actions will not require large cash outlays. However, based on the Company's current financial condition, there can be no assurance that the impact of any judgement would not be material to the Company's cash flows.

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

The music marketing services operating segment is a start-up company, New Media Network, Inc., that plans to market and sell

                         TVN Entertainment Corporation

                  Notes to Consolidated Financial Statements
                       (In thousands, except share data)
                                  (Unaudited)

entertainment products such as music, movies and games. New Media Network requires additional funding to execute its business plan. The Company is currently evaluating the ongoing viability of New Media Network and may decide to discontinue funding the operations of this segment. Panda Shopping Network and the Company's home satellite dish service have been classified as discontinued operations and are not included in the revenue and operating losses for the Company's operating segments as of September 30, 2000 and 1999.

The Company's measure of profit or loss for its operating segments reviewed by the chief operating decision maker and executive management is operating loss, excluding depreciation and amortization (and also excludes interest and other income and expense). The chief operating decision maker does not use asset information.

Revenue and operating losses for the Company's operating segments are as follows (in thousands):


                                                                       Three Months Ended               Six Months Ended
                                                                 Sept 30, 2000   Sept 30, 1999   Sept 30, 2000   Sept 30, 1999
                                                                 --------------  --------------  --------------  --------------
Revenue:
   Digital cable service                                         $       4,208   $       3,296   $       8,555   $       8,052
   Transponder services (1)                                              3,856           4,733           8,718           9,695
   Media time sales                                                      7,582           6,001          13,775           6,001
   Music marketing services                                                (24)            215             135             215
   Intersegment elimination (2)                                         (3,264)         (4,119)         (7,450)         (7,995)
                                                                 -------------   -------------   -------------   -------------
      Total revenue                                              $      12,358   $      10,126   $      23,733   $      15,968
                                                                 =============   =============   =============   =============

Operating loss:
  Digital cable service                                          $      (4,769)  $      (6,305)  $      (9,005)  $     (12,158)
  Transponder services (1)                                                (226)          4,359           2,002           8,667
  Media time sales                                                      (1,354)           (426)         (2,763)           (426)
  Music marketing services                                              (1,423)           (715)         (3,041)           (715)
Intersegment elimination (2)                                                 -          (2,097)         (1,125)         (4,830)
                                                                 -------------   -------------   -------------   -------------
  Operating loss excluding depreciation and amortization                (7,772)         (5,184)        (13,935)         (9,462)
  Depreciation and amortization                                         (2,912)          4,444           6,735           7,926
                                                                 -------------   -------------   -------------   -------------
     Operating loss                                              $     (10,684)  $      (9,628)  $     (20,670)  $     (17,388)
                                                                 =============   =============   =============   =============

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

                         TVN Entertainment Corporation

                  Notes to Consolidated Financial Statements
                       (In thousands, except share data)
                                  (Unaudited)

4.  Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The staff accounting bulletin is effective no later than the fourth quarter of the Company's fiscal year 2001. The Company is in the process of determining the impact that adoption will have in its consolidated financial statements.

5.  Earnings Per Share

The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders for the three months ended September 30, 2000 and 1999:

                                                               Three Months Ended               Six Months Ended
                                                         Sept 30, 2000   Sept 30, 1999   Sept 30, 2000   Sept 30, 1999
                                                         --------------  --------------  --------------  --------------
Numerator:
  Net loss from continuing operations                    $     (20,334)  $     (19,557)  $     (41,147)  $     (36,126)
  Loss from discontinued operations                             (1,308)         (3,181)         (2,816)         (4,957)
  Accretion of redeemable Series B preferred stock                (100)           (100)           (198)           (198)
                                                         -------------   -------------   -------------   -------------
  Net loss applicable to common stockholders             $     (21,742)  $     (22,838)  $     (44,161)  $     (41,281)
                                                         =============   =============   =============   =============
Denominator:
  Weighted average shares                                      183,350         152,517         183,350         152,517
                                                         =============   =============   =============   =============
Basic and diluted net loss applicable to
  common stockholders
    Continuing operations                                $     (111.45)  $     (128.88)  $     (225.50)  $     (238.16)
    Discontinued operations                                      (7.13)         (20.86)         (15.36)         (32.50)
                                                         -------------   -------------   -------------   -------------
Basic and diluted net loss applicable to
  common stockholders                                    $     (118.58)  $     (149.74)  $     (240.86)  $     (270.66)
                                                         =============   =============   =============   =============

6.  Income Taxes

As a result of net losses for the three and six months ended September 30, 2000 and 1999, and the Company's inability to recognize a benefit for its deferred income tax assets, the Company did not record a provision for income taxes as of September 30, 2000 and 1999.

7. Discontinued operations

In June 2000, the Company decided to cease operations of PSN and close the segment. The Company has reflected the operations of PSN as a discontinued operation.

The Company has included in the financial statements the estimated loss of $2.0 million for the wind down of PSN operations for the six months ended September 30, 2000. The loss from discontinued operations for this segment was $1.5 million for the three months ended September 30, 1999 and $2.5 million for the six months ended September 30, 1999. Revenues were $6.0 million for the three months ended September 1999 and $3.5 million and $ 9.8 million for the six months ended September 30, 2000 and 1999, respectively.

In July 2000, the Company decided to cease operations of the home satellite dish service and close the segment. The Company has included in the financial statements a loss from operations of $440 and an estimated loss on disposal of $300 for the six months ended September 30, 2000. The loss from discontinued operations for this segment was $1.7 million for the three months ended September 30, 1999 and $2.5 million for the six months ended September 30, 1999. Revenues were $400 thousand and $4.2 million for the three months ended September 30, 2000 and 1999, respectively. Revenues were $2.4 million and $8.0 million for the six months ended September 30, 2000 and 1999, respectively.

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

Results of Operations

     The table below sets forth for the periods indicated certain data regarding expenses expressed as a percentage of total revenues:

                                                        Three Months Ended                       Six Months Ended
                                                          September 30,                           September 30,
                                               ------------------------------------      ---------------------------------
                                                     2000                1999                 2000               1999
                                               ----------------    ----------------      --------------    ---------------
Revenue                                                   100.0%              100.0%              100.0%             100.0%
Operating expenses:
       Cost of revenue                                     88.8%               82.3%               88.7%              91.8%
       Selling                                             25.2%               25.8%               22.4%              27.9%
       General and administrative                          48.9%               43.1%               47.6%              39.5%
       Depreciation and amortization                       17.2%               34.1%               21.7%              41.9%
       Goodwill amortization                                6.4%                9.8%                6.7%               7.7%
                                               ----------------    ----------------      --------------    ---------------
Total operating expenses                                  186.5%              195.1%              187.1%             208.8%
                                               ----------------    ----------------      --------------    ---------------
Loss from continuing operations                           (86.5%)             (95.1%)             (87.1%)           (108.8%)
                                               ----------------    ----------------      --------------    ---------------
Interest expense                                           82.8%              111.9%               83.3%             138.3%
Interest income                                            (4.8%)             (15.2%)              (5.8%)            (21.8%)
Other (income) and expense                                    -                 1.3%                  -                0.9%
Loss on equity investments                                    -                   -                 8.8%                 -
                                               ----------------    ----------------      --------------    ---------------
Net loss from continuing operations                      (164.5%)            (193.1%)            (173.4%)           (226.2%)
Loss from discontinued operations                             -                31.4                 1.9%              31.0%
Estimated loss on disposal                                 10.6%                  -                10.0%                 -
                                               ----------------    ----------------      --------------    ---------------
Net loss                                                 (175.1%)            (224.5%)            (185.3%)           (257.2%)
                                               ================    ================      ==============    ===============

      Three Months Ended September 30, 2000 Compared with Three Months Ended September 30, 1999

     Revenue. Total revenue increased $2.2 million, or 22.0%, to $12.4 million in the three months ended September 30, 2000 from $10.1 million in the three months ended September 30, 1999. Revenue generated by our Digital Cable Television service increased $900,000 or 27.0% to $4.2 million in the three months ended September 30, 2000 from $3.3 million in the three months ended September 30 1999. The increase was primarily attributable to an $816,000 increase in Marquee Mix revenues. Revenue generated by the GRTV Network for media time increased $1.6 million or 26.4% to $7.6 million in the three months ended September 30, 2000 from $6.0 million in the three months ended September 30, 1999.

     Operating Expenses

     Cost of Revenue. Cost of revenue increased $2.7 million, or 31.7%, to $11.0 million in the three months ended September 30, 2000 from $8.3 million in the three months ended September 30, 1999 and, as a percentage of revenue, increased to 88.8% in the three months ended September 30, 2000 from 82.3% in the three months ended September 30, 1999. The increase, as a percentage of revenue, is primarily attributable to fixed costs such as uplink expenses that were absorbed by the home shopping and home satellite dish business units in the three months ended September 30, 1999 that were not eliminated upon discontinuing the operations of these business units in June 2000 and July 2000, respectively.

     Selling. Selling expenses increased $500,000, or 19.1%, to $3.1 million in the three months ended September 30, 2000 from $2.6 million in the three months ended September 30, 1999, and, as a percentage of revenue, decreased to 25.2% in the three months ended September 30, 2000 from 25.8% in the three months ended September 30, 1999. The decrease as a percentage of revenue is primarily attributable to the increase in revenue. The dollar increase is primarily attributable to recording a provision for doubtful accounts for the receivable from Netsmart, Inc.

     General and Administrative. General and administrative expenses increased $1.6 million, or 38.5 to $6.0 million in the three months ended September 30, 2000 from $4.4 million in the three months ended September 30, 1999 and, as a percentage of revenue, increased to 48.9 % in the three months ended September 30, 2000 from 43.1% in the three months ended September 30, 1999. The increase, as a percentage of revenue, is primarily attributable to an increase of approximately $600,000 in professional fees incurred by New Media Network to assist with the integration of its operating technology and the development of its retail accounting software. Approximately $300,000 of the increase is attributable to signing bonuses paid to new management, approximately $320,000 is attributable to consulting fees associated with the ongoing development of our video on demand applications and approximately $300,000 is attributable to legal, accounting and other professional fees.

     Depreciation and Amortization. Depreciation and amortization decreased $1.4 million, or 38.5%, to $2.1 million in the three months ended September 30, 2000 from $3.5 million in the three months ended September 30, 1999. The decrease is primarily attributable to the decrease in property and equipment resulting from the amendment to our capitalized leases for satellite transmitters in the three months ended June 30, 2000.

     Amortization of intangible assets. Amortization of intangible assets decreased $204,000 or 20.5% to $790,000 in the three months ended September 30, 2000 from $994,000 in the three months ended September 30, 1999. The decrease is primarily attributable to the write-off of the Panda Shopping Network goodwill as of March 31, 2000.

     Interest Expense/Interest Income. Interest expense decreased $1.1 million or 9.7%, to $10.2 million in the three months ended September 30, 2000 from $11.3 million in the three months ended September 30, 1999. The decrease is attributable to the redemption of approximately $33.9 million of senior notes in October 1999. Interest income decreased $954,000 or 61.9%, to $587,000 in the three months ended September 30, 2000 from $1.5 million in the three months ended September 30, 1999. The decrease is attributable to lower operating cash balances during the three months ended September 30, 2000 as compared to the three months ended September 30, 1999.

     Loss from discontinued operations. In June 2000, we ceased operations of the Panda Shopping Network ("PSN") and closed the division. We have reflected the operations of PSN as a discontinued operation. Operating losses for PSN totaled zero and approximately $1.5 million for the three months ended
September 30, 2000 and September 30, 1999, respectively. In July 2000, we ceased operations of our home satellite dish operating segment and closed the division. We have reflected the operations of the home satellite dish operating segment as a discontinued operation. Operating losses for the home satellite dish operating segment totaled $1.7 million for the three months ended September 30, 1999.

     Provision for Income Taxes. As a result of net losses and the Company's inability to recognize a benefit for its deferred income tax assets, the Company did not record a provision for income taxes in the three months ended September 30, 2000 or the three months ended September 30, 1999.

     Six Months Ended September 30, 2000 Compared with Six Months Ended September 30, 1999

     Revenue. Total revenue increased $7.7 million, or 48.6%, to $23.7 million in the six months ended September 30, 2000 from $16.0 million in the six months ended September 30, 1999. Revenue generated by the GRTV Network for media time increased $7.8 million or 130.0% to $13.8 million in the six months ended September 30, 2000 from $6.0 million in the six months ended September 30, 1999. GRTV Network generated revenue for only three of the six months ended September 30, 1999 as the Company acquired its interest in GRTV Network on July 1, 1999.

     Operating Expenses

     Cost of Revenue. Cost of revenue increased $6.4 million, or 43.6%, to $21.1 million in the six months ended September 30, 2000 from $14.7 million in the six months ended September 30, 1999 and, as a percentage of revenue, decreased to 88.7% in the six months ended September 30, 2000 from 91.8% in the six months ended September 30, 1999. The decrease, as a percentage of revenue, is primarily attributable to the inclusion of the operations of GRTV Network for six of the six months ended September 30, 2000 as compared to three of the six months ended September 30, 1999. We acquired our interest in GRTV Network on July 1, 1999. Cost of revenue for the GRTV Network totaled $4.5 million and approximately 73.8% of revenues generated by this business unit for the three months ended June 30, 2000.

     Selling. Selling expenses increased $849,000 or 19.0%, to $5.3 million in the six months ended September 30, 2000 from $4.5 million in the six months ended September 30, 1999 and, as a percentage of revenue, decreased to 22.4% in the six months ended September 30, 2000 from 27.9% in the six months ended September 30, 1999. The increase is attributable to recording a provision for doubtful accounts for the receivable from Netsmart, Inc.

     General and Administrative. General and administrative expenses increased $5.0 million, or 79.1%, to $11.3 million in the six months ended September 30, 2000 from $6.3 million in the six months ended September 30, 1999 and, as a percentage of revenue, increased to 47.6% in the six months ended September 30, 2000 from 39.5% in the six months ended September 30, 1999. Approximately $3.2 million of the increase is attributable to general and administrative expenses incurred by New Media Network and GRTV Network, Inc. during the three months ended June 30, 2000 as compared to zero during the three months ended June 30, 1999. We had not acquired our interests in these entities until July 1, 1999. The balance of the increase is attributable to expenses incurred during the three months ended September 30, 2000 for professional fees incurred by New Media Network for assistance with the integration of its operating technology and the development of its retail accounting software, signing bonuses paid to new management and legal, accounting and other professional fees.

     Depreciation and Amortization. Depreciation and amortization decreased $1.5 million, or 23.0%, to $5.2 million in the six months ended September 30, 2000 from $6.7 million in the six months ended September 30, 1999. The decrease is primarily attributable to the decrease in property and equipment resulting from the amendment to our capitalized leases for satellite transmitters in the three months ended June 30, 2000.

     Amortization of intangible assets. Amortization of intangible assets increased $347,000 and $1.6 million in the six months ended September 30, 2000 as compared to $1.2 in the six months ended September 30, 1999. The increase is attributable to the amortization of goodwill generated upon the acquisition of our interests in New Media Network and GRTV. We did not acquire interest in these entities until July 1, 1999.

     Interest Expense/Interest Income. Interest expense decreased $2.3 million, or 10.5%, to $19.8 million in the six months ended September 30, 2000 from $22.1 million in the six months ended September 30, 1999. The decrease is primarily attributable to the redemption of $33.9 million in senior notes in October 1999. Interest income decreased $2.1 million, or 60.7%, to $1.4 million in the six months ended September 30, 2000 from $3.5 million in the six months ended September 30, 1999. The decrease is attributable to lower operating cash balances during the six months ended September 30, 2000 as compared to the six months ended September 30, 1999.

     Loss from equity investments. During the six months ended September 30, 2000, we recorded a loss from equity investments totaling $2.1 million which represented our share of the losses of Chromazone, LLC, a limited liability Company in which we have an equity interest. Chromazone, LLC currently owns an equity interest in Netsmart, Inc., a start-up company, that plans to offer a wide range of customer oriented electronic commerce services including internet access, browsing and hosting services for affinity and affiliate partners as well as other consumer features. Netsmart is currently pursuing a sale of its assets. There can be no assurance that such a sale will occur, or that Chromazone, LLC will fund future operations for Netsmart.

     Loss from discontinued operations. In June, we ceased operations of the Panda Shopping Network ("PSN") and closed the division. We have reflected the operations of PSN as a discontinued operation. Operating losses for PSN totaled zero and approximately $2.5 million for the six months ended September 30, 2000 and September 30, 1999, respectively. In July, we ceased operations of our home satellite dish operating segment and closed the division. We have reflected the operations of the home satellite dish operating segment as a discontinued operation and have recorded a loss from operations of the segment totaling $440,000 and $2.5 million for the six months ended September 30, 2000 and 1999, respectively.

     Estimated loss on disposal of discontinued operations. We recorded an estimated loss on disposal of PSN and the home satellite dish operating segment totaling $2.1 million and $300,000, respectively, for the six months ended September 30, 2000.

     Provision for Income Taxes. As a result of net losses and the Company's inability to recognize a benefit for its deferred income tax assets, the Company did not record a provision for income taxes in the six months ended September 30, 2000 or the six months ended September 30, 1999.

Liquidity and Capital Resources

     The Company has been funded through a combination of equity, debt and lease financing. As of September 30, 2000, the Company had current assets of $40.3 million, including $7.2 million of cash and cash equivalents and current liabilities of $65.0 million, resulting in a working capital deficit of $24.7 million. The Company invests excess funds in short-term, interest bearing investment grade securities until such funds are needed to fund the operating needs and capital expenditures of the Company's business.

     Since inception, we have incurred operating losses and as of September 30, 2000, have a total deficit of $266.6 million. Our cash on hand and amounts expected to be available through financing arrangements may not be sufficient for us to fund our operating deficits beyond December 2000. There can be no assurance, moreover, that we will not require additional capital sooner than anticipated. We are making efforts to reduce expenses and are currently engaged in a coordinated mutual effort with our investment banker, Morgan Stanley Dean Witter, to restructure our existing debt and/or raise additional capital through a private placement of new securities. We are seeking new funding from potential strategic partners, from financial entities such as venture capital funds and investment companies or from the sale of the business. We are unable, however, to predict the precise amount of future capital that we will require and we cannot be certain that additional financing will be available on acceptable terms or at all. Our inability to obtain required financing could significantly reduce the value of our business assets and impair our ability to continue the normal operation of our business. Consequently, we could be required to significantly reduce or suspend our operations.

     Cash Used For Operating Activities

     The Company's operating activities used $26.3 million and $31.7 million in the six months ended September 30, 2000 and 1999, respectively. Cash used for operations in the six months ended September 30, 2000 is primarily attributable to the net loss of $44.0 million partially offset by the $2.1 million loss on equity investments, depreciation and amortization and other changes in working capital items such as accounts payable. Cash used for operations in the three months ended September 30, 1999 is primarily due to the net loss of $41.1 million partially offset by non-cash expenses, such as depreciation and amortization, and other changes in working capital items.

     Cash Provided By and Used For Investing Activities

     Cash used for investing activities was $9.3 million and $7.5 million in the six months ended September 30, 2000 and 1999, respectively. Cash used for investing activities for the six months ended September 30, 2000 primarily consisted of $10.7 million in proceeds from the maturity of securities purchased as security for the senior notes offset by $1.1 million used for capital expenditures and a $1.2 million investment in Chromazone LLC. Cash used for investing activities for the six months ended September 30, 1999 included approximately $12.3 million in proceeds from the maturity of securities purchased as security for the senior notes offset by $3.1 million used for capital expenditures.

     Cash Used For Financing Activities

     Cash used for financing activities was $2.4 million and $8.6 million in the six months ended September 30, 2000 and September 30, 1999, respectively. Cash provided by financing activities for the six months ended September 30, 2000 consists of capitalized lease payments and repayments of notes payable totaling $2.0 million and $312,000 respectively. Cash used for financing activities for the six months ended September 30, 1999 consists of repayments of capitalized leases and notes payable totaling $3.5 million and $5.1 million, respectively.

Factors Affecting Future Results

We anticipate that our existing capital and cash from operations may be inadequate to satisfy our capital requirements beyond December 2000.

Our cash on hand and amounts expected to be available through vendor financing arrangements may not be sufficient for us to expand our digital content businesses, new or existing, as currently planned and to fund our operating deficits beyond December 2000. We cannot be certain, moreover, that we will not require additional capital sooner than currently anticipated. We are currently engaged in a coordinated mutual effort with our investment banker, Morgan Stanley Dean Witter, to restructure our existing debt and/or raise additional capital through a private placement of new securities. We are seeking new funding from potential strategic partners, from financial entities such as venture capital funds and investment companies or from the sale of the business. However, we are unable to predict the precise amount of future capital that we will require and whether additional financing will be available on acceptable terms or at all. Our inability to obtain required financing could significantly reduce the value of our business assets and impair our ability to continue the normal operation of our business. Consequently, we could be required to significantly reduce or suspend our operations.

We have substantial existing debt and may incur substantial additional debt which could adversely affect our financial health and prevent us from fulfilling our obligations under the notes.

We have borrowed a significant amount of funds. As of September 30, 2000, we had outstanding indebtedness of approximately $320.2 million and a stockholders' deficit of approximately $243.7 million. We cannot be certain that our operations will generate sufficient cash flow to pay our obligations, including our obligations on the notes issued by us in our 1998 debt financing ("the notes"). Earnings were inadequate to cover fixed charges by the amount of $54.6 million and $76.6 million, for the years ended March 31, 1999 and March 31, 2000, respectively, and $44.0 million for the six months ended September 30, 2000. The degree to which we have borrowed funds could have important consequences. For example, it could:

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

Absent a restructuring of our existing debt, we will not be able to service our indebtedness.

Absent a restructuring of our existing debt, we will not be able to fully service and make all payments due on our indebtedness beyond the near future.
We cannot be certain that we will be successful in developing and maintaining positive cash flow from operations. If we are unable to generate sufficient cash flow from operations and financings we may have to reduce or delay the deployment of our digital content express services. We cannot be certain that any restructuring or additional debt or equity financings can be accomplished on satisfactory terms, if at all. If we cannot restructure our existing debt, there will likely be a default under the indenture and could cause a default under agreements governing our other indebtedness. In the event of default, the holders of our indebtedness would have enforcement rights, including the right to accelerate our debt and the right to commence an involuntary bankruptcy proceeding against us. Accordingly, upon any default, insolvency, bankruptcy or similar situation, we may have only limited assets remaining after paying the prior claims of our secured creditors and may be unable to repay the notes.

We have incurred net losses in every fiscal year since inception. We may be unable to become profitable, or to be so consistently.

We experienced net losses of $29.9 million, $53.8 million and $72.7 million in fiscal 1998, fiscal 1999 and fiscal 2000, respectively, and $44.0 million for the six months ended September 30, 2000. These net losses are attributable to the significant costs incurred to develop, market and implement our TVN Digital Cable Television business plan and to develop, install and integrate our digital programming and services. We expect that net losses will continue and increase for the foreseeable future as we plan to continue to incur substantial sales and marketing expenses to build our customer base and make substantial capitalized lease payments for our satellite transponders. We have not achieved profitability on a quarterly or annual basis, and we anticipate that we will continue to incur net losses for at least the next several years. We also expect to continue to incur significant product development and administrative expenses. We cannot be certain that any of our business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis in the future.

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

If we fail to achieve a significant customer base for our new digital content delivery and video-on demand products and services, we may be unable to cover our costs or to repay the notes.

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

These new products and services will need to find acceptance in new and newly evolving markets. We expect to expend and will continue to expend substantial sums for our sales and marketing efforts to promote customer and subscriber awareness of our Digital Content Express (DCX) and Video-on- Demand (VOD) products and services. The digital content delivery and VOD markets are new, but rapidly evolving. Therefore, it is difficult to predict the rate at which these markets will grow, if at all. If these markets fail to grow, or grow more slowly than anticipated, our sales will be lower than expected and our operating results will be harmed. Even if the markets do grow, we cannot be certain that these products and services will realize market acceptance or will meet the technical or other requirements of cable operators or their subscribers. The failure of our DCX or VOD Services to gain market acceptance would cause our sales to be lower than expected and seriously harm our business prospects.

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

To date, we have entered into agreements with only two affiliates in which we have an equity interest and one third party affiliate for our DCX services and we do not yet have an agreement with a cable operator for delivery of our VOD products and services. Our ability to obtain additional agreements will depend upon, among other things, the successful commercial deployment of our DCX products and services pursuant to our initial agreements and our ability to demonstrate that our digital VOD programming and services are reliable and more attractive to cable operators and their subscribers than alternative VOD services. We cannot be certain that we will be able to enter into new agreements with non-affiliated customers or that the ongoing economic viability of our DCX or VOD products and services will be successfully demonstrated.

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

We depend on all the major and many independent movie studios to provide us with hit movies that appeal to mass audiences. Our current pay-per-view movie programming is obtained largely through on going, unwritten arrangements that have no specific renewal provisions. We also have relationships with the Playboy Entertainment Group, supplier of the Spice pay-per-view adult movie service and the Playboy Channel that we distribute, ESPN, for our ESPN Game Plan college football programming packages, and Guthy-Renker, creator of direct response television "infomercials" which sell various products direct to the viewer, including self-improvement tapes and home exercise equipment. We cannot be certain that any of our existing relationships will continue, that we would be able to obtain or develop substitute programming or that such substitute programming would be comparable in quality or profitability to our existing programming. Because our ability to succeed in the digital VOD television market will depend on our ability to continue obtaining desirable programming and successfully market it to cable, telephone and other television distribution operators and their subscribers, the termination of sales and operating results.

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

We consider our software, management scheduling system, telephone ordering system, trademarks, logos, copyrights, know-how, advertising, and promotion design and artwork to be of substantial value and importance to our business. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or obtain and use information that we regard as proprietary. We cannot be certain that the steps taken by us to protect our proprietary information will prevent misappropriation of such information and such protection may not preclude competitors from developing confusingly similar brand names or promotional materials, technology, or developing products and services similar to ours. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. While we believe that our proprietary software, trademarks, copyrights, advertising and promotion design and artwork do not infringe upon the proprietary rights of third parties, we cannot be certain that we will not receive future communications from third parties asserting that our software, systems, trademarks, copyrights, advertising and promotion design and artwork infringe, or may infringe, on the proprietary rights of third parties. Any such claims, with or without merit, could be time consuming, require us to enter into royalty arrangements or result in costly litigation and diversion of management personnel. We cannot be certain that any necessary licenses can be obtained or that, if obtainable, can be obtained on terms acceptable to us. Our failure or inability to develop non-infringing technology or license necessary proprietary rights on a timely basis and in a cost-effective manner would harm our business. See "Business-- Intellectual property and proprietary rights."

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

In particular, our success depends on the continued contributions of Stuart Z. Levin, our Chairman, Ian Aaron, our President and Chief Executive Officer and other senior level operating, financial and legal officers. Our business plan was developed in large part by these senior level officers and requires skills and knowledge they possess in order to implement. In addition, our products and technologies are complex and we are substantially dependent upon the continued service of our existing engineering personnel. Competition for qualified personnel is intense, and we cannot be certain that we will be able to attract, assimilate, train or retain additional highly qualified personnel in the future. If we are unable to hire and retain such personnel, particularly those in key positions, our business prospects may be harmed and our results of operations may suffer.

A substantial portion of our revenues to date have been generated by pay-per-view fees paid by subscribers to our satellite transmitted analog programming for the large home satellite dish market and to our digital cable television programming for the cable market. These revenues have not been sustainable.

Revenues from our large home satellite dish business substantially declined in fiscal 1998, in fiscal 1999, in fiscal 2000 and will be de minimus in fiscal 2001 since we have discontinued that business. Revenue from our digital cable television programming business will likely decline in fiscal 2001 because we have been repositioning that business so our historical revenues therefrom may not be sustainable. The digital television home entertainment business faces severe competition from competing forms of content delivery, including digital content transmitted via small satellite dishes and the Internet, and has not experienced growth as projected.

Morgan Stanley Dean Witter has significant influence over us, and may have an interest in pursuing actions adverse to the interests of the holders of the notes.

Decisions concerning our operations or financial structure may present conflicts of interest between the owners of capital stock and the holders of the notes. For example, the holders of capital stock may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to the holders of the notes. Princes Gate Investors II and its affiliates own 89.3% of our Series B Preferred Stock, which ownership represents 54.8% of our outstanding voting capital stock on an as- converted basis or 44.4% of the voting capital stock on an as-converted, diluted basis including currently outstanding options and warrants exercisable for voting capital stock. The general partners of Princes Gate Investors II (PGI) and Morgan Stanley, our investment banker, are both wholly owned subsidiaries of Morgan Stanley Dean Witter, and several of our directors are employees of Morgan Stanley and/or PGI. Our Securityholders Agreement dated as of August 29, 1997 provides that under certain circumstances specified therein the holders of a majority of the shares of PGI stock may elect to appoint a majority of our Board of Directors. As a result of these relationships, Princes Gate Investors II, Morgan Stanley Dean Witter and its affiliates have, and will continue to have, significant influence over our management policies and our corporate affairs.

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

The notes will be treated as issued with original issue discount for U.S.federal income tax purposes, so that holders of the notes generally will be required to include amounts in gross income for U.S. federal income tax purposes in advance of receipt of the cash payments to which the income is attributable. Furthermore, the notes may be subject to the high yield discount obligation rules, which will defer and may, in part, eliminate our ability to deduct for U.S. federal income tax purposes the original issue discount attributable to the notes. Accordingly, our after-tax cash flow might be less than if the original issue discount on the notes was deductible when it accrued.

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

      (1) we received less than reasonably equivalent value or fair consideration for such issuance; and

      .   we were insolvent or were rendered insolvent by such issuance; or

      . were engaged or about to engage in a business or transaction for which our assets constituted unreasonably small capital; or

      . intended to incur, or believed that we would incur, debts beyond our ability to pay our debts as they matured; or

      (2) we issued the notes or made any payment thereunder with intent to hinder, defraud or delay any of our creditors, then our obligations under some or all of the notes could be voided or held to be could be unenforceable by a court or could be subordinated to claims of other creditors, or the note holders required to return payments already received.

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

                          PART II. OTHER INFORMATION

ITEM I.  LEGAL PROCEEDINGS

     In December 1999, we were served with a lawsuit filed in California state court by TV/COM International, Inc., a company with which we entered into a memoranda of understanding concerning (i) TVN's designation of TV/Com to obtain a Digicipher II encryption technology license from General Instrument and (ii) its obligation to utilize such license as and when obtained, for the manufacture of Digicipher II compatible television set-top cable boxes for us, once it demonstrated its ability to do so in quantity and to our specifications. The lawsuit alleges breach of contract, fraud, negligent misrepresentation and related causes of action and asks the court to award specific damages of $1.0 million plus interest and general damages in excess of $25 million, as well as other unspecified costs. We filed our answer to the amended complaint and also our cross-complaint against TV/Com. We are currently negotiating with TV/COM in an effort to settle the lawsuit. We believe that plaintiff's claims in the lawsuit are not meritorious and we have retained counsel to provide a vigorous defense and to pursue our cross complaint.

     In addition, we have been party to other legal and administrative proceedings related to claims arising from our operations in the normal course of business. On the advice of counsel, we believe we have adequate legal defenses and believe that the ultimate outcome of these actions will not require large cash outlays. However, based on the Company's current financial condition, there can be no assurance that the impact of any judgement would not be material to the Company's cash flows.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits

           10.1 Employment Agreement (Ian Aaron)

           10.2-Employment Agreement (Sheldon Rabinowitz)

           27.1 Financial Data Schedule

       (b)   Reports on Form 8-K

       There were no reports on Form 8-K filed during the three month period ended September 30, 2000.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   TVN ENTERTAINMENT CORPORATION



                                                         Date: November 14, 2000

                                       By:                   /s/ Stuart Z. Levin
                                          --------------------------------------

                                          Stuart Z. Levin, Chairman of the Board

                                      of Directors (Principal Executive Officer)





                                                         Date: November 14, 2000

                                          By:                      /s/ Ian Aaron
                                              ----------------------------------

                                Ian Aaron, President and Chief Executive Officer





                                                         Date: November 14, 2000

                                          By:             /s/ Sheldon Rabinowitz
                                              ----------------------------------

                                                              Sheldon Rabinowitz

                     Chief Financial Officer and Senior Executive Vice President





                                                         Date: November 14, 2000

                                          By:             /s/ John C. McWilliams
                                              ----------------------------------

                                                              John C. McWilliams

                                                     Sr. Vice President, Finance

                                                  (Principal Accounting Officer)