Form 10-Q
period 2000-12-31
TVN ENTERTAINMENT CORP
filed 2001-06-29
CIK 1086655

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                             --------------------

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2000

                                      or

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


                     2901 West Alameda Avenue, Fifth Floor
                           Burbank, California 91505
         (Address of principal executive offices, including zip code)

                                (818) 526-5000
             (Registrant's telephone number, including area code)

                    --------------------------------------


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

                                YES [X] NO [_]


      There was one share of the Company's Common Stock, par value
                   $.001, outstanding on June 29, 2001.
================================================================================

                         TVN ENTERTAINMENT CORPORATION

                               TABLE OF CONTENTS

PART I.                     FINANCIAL INFORMATION                                                        Page No.
-------                     ---------------------                                                        --------
Item 1.  Consolidated Financial Statements
            Consolidated Balance Sheets as of December 31, 2000 (unaudited)
            and March 31, 2000...........................................................................    3
         Consolidated Statements of Operations for the Nine
            Months Ended December 31, 2000 and 1999 (unaudited)..........................................    4
         Consolidated Statements of Cash Flows for the Nine
            Months Ended December 31, 2000 and 1999 (unaudited)..........................................    5
         Notes to Consolidated Financial Statements......................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........   11


Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................................   31


PART II.                       OTHER INFORMATION
--------                       -----------------

Item 1.  Legal Proceedings...............................................................................   31

Item 6.  Exhibits and Reports on Form 8-K................................................................   31

Signatures...............................................................................................   32

                                     PART I.

                              FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

                          TVN Entertainment Corporation
                           Consolidated Balance Sheets
                                 (In thousands)


                                                                              December 31, 2000   March 31, 2000
                                                                              -----------------   --------------
                                                                                 (Unaudited)
Assets
Current assets:
      Cash and cash equivalents                                                 $     6,453        $     26,492
      Restricted short-term investments                                              22,902              22,128
      Trade and other accounts receivable, less allowance
       for doubtful accounts of $96 and $184 at
       December 31, 2000 and March 31, 2000, respectively                             5,755               5,971
      Prepaid expenses and other current assets                                       1,156               1,554
                                                                         ------------------     ---------------
         Total current assets                                                        36,266              56,145

     Restricted cash                                                                    593               1,981
     Restricted investments                                                               -              11,247
     Property and equipment, net                                                     59,018              90,395
     Intangible assets, net                                                           7,185              11,224
     Other assets, net                                                                4,398               6,550
                                                                         ------------------     ---------------
         Total assets                                                           $   107,460        $    177,542
                                                                         ==================     ===============

Liabilities, Redeemable Convertible Preferred Stock and
Stockholders' Deficit
Current liabilities:
     Accounts payable                                                           $    11,002        $      7,341
     Accrued liabilities                                                             16,822              14,298
     License fees payable                                                            12,223              10,305
     Deferred revenue and advances                                                    1,145               2,787
     Accrued interest                                                                17,273               6,783
     Current portion of capitalized leases                                            2,876              11,276
     Current portion of notes payable                                                 9,556               7,848
     Net liabilities (assets) of discontinued operations                              8,333                (951)
                                                                         ------------------     ---------------
         Total current liabilities                                                   79,230              59,687

Capitalized leases                                                                   70,675              89,667
Notes payable                                                                        11,967              17,972
Senior notes due 2008                                                               157,239             156,358
                                                                         ------------------     ---------------
         Total liabilities                                                          319,111             323,684

Commitments and contingencies

Series B redeemable convertible preferred stock;
     Liquidation value: $54,414                                                      53,746              53,445

Stockholders' deficit:
     Series A convertible preferred stock; liquidation value: $18,750                     8                   8
     Common stock                                                                         -                   -
     Additional paid-in-capital                                                      22,768              23,138
     Note receivable from shareholder                                                     -                 (69)
     Accumulated deficit                                                           (288,173)           (222,664)
                                                                         ------------------     ---------------
         Total stockholders' deficit                                               (265,397)           (199,587)
                                                                         ------------------     ---------------
         Total liabilities and stockholders' deficit                            $   107,460        $    177,542
                                                                         ==================     ===============

   The accompanying notes are an integral part of the financial statements.

                         TVN Entertainment Corporation
                     Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)

                                                           The three months ended December 31,   The nine months ended December 31,
                                                              2000                    1999          2000                   1999
                                                            ---------               ---------     ---------              ---------
Revenue                                                     $  13,067               $  11,036     $  36,665              $  26,814

Operating expenses:
     Cost of revenue (exclusive of
         depreciation shown separately below)                   9,910                   8,666        30,966                 23,353
     Selling                                                    2,834                   2,356         8,116                  6,798
     General and administrative                                 5,227                   2,386        13,381                  7,932
     Depreciation and amortization                              2,648                   3,587         7,770                 10,247
     Amortization of intangible assets                            876                   1,054         2,371                  2,287
                                                            ---------               ---------     ---------              ---------
Total operating expenses                                       21,495                  18,049        62,604                 50,617
                                                            ---------               ---------     ---------              ---------
Loss from operations                                           (8,428)                 (7,013)      (25,939)               (23,803)

Interest expense                                                9,632                  10,436        29,102                 32,318
Interest income                                                  (426)                 (1,128)       (1,795)                (4,608)
Other expense                                                     571                     325           559                    463
Loss (income) from equity investments                          (1,753)                     --           327                     --
                                                            ---------               ---------     ---------              ---------
Loss before extraordinary gain                                (16,452)                (16,646)      (54,132)               (51,976)
Extraordinary gain                                               --                    19,972          --                   19,972
                                                            ---------               ---------     ---------              ---------
Net income (loss) from continuing operations                  (16,452)                  3,326       (54,132)               (32,004)

Loss from discontinued operations                                 575                   4,798         4,482                 10,555
Estimated loss on disposal of discontinued operations           4,519                    --           6,895                   --
                                                            ---------               ---------     ---------              ---------
Net loss                                                      (21,546)                 (1,472)      (65,509)               (42,559)

Accretion of Series B redeemable convertible
      preferred stock                                            (101)                   (100)         (301)                  (298)
                                                            ---------               ---------     ---------              ---------

Net loss applicable to common stockholders                  $ (21,647)              $  (1,572)    $ (65,810)             $ (42,857)
                                                            =========               =========     =========              =========
Basic and diluted net loss per share
     applicable to common stockholders:
Net loss applicable to common stockholders
     before extraordinary gain                              $  (90.28)              $ (109.80)    $ (304.89)             $ (342.74)
Extraordinary gain                                               --                    130.95          --                   130.95
                                                            ---------               ---------     ---------              ---------
Net income (loss) applicable to common stockholders
     from continuing operations                                (90.28)                  21.15       (304.89)               (211.79)
Net loss applicable to common stockholders
     from discontinued operations                              (27.78)                 (31.46)       (63.73)                (69.21)
                                                            ---------               ---------     ---------              ---------
Net loss applicable to common stockholders                  $ (118.06)              $  (10.31)    $ (368.62)             $ (281.00)
                                                            =========               =========     =========              =========
Weighted average common shares                                183,350                 152,517       178,532                152,517
                                                            =========               =========     =========              =========

   The accompanying notes are an integral part of the financial statements.

                          TVN Entertainment Corporation
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                     The nine months ended December 31,
                                                                                    ------------------------------------
                                                                                       2000                      1999
                                                                                    ----------                ----------
Cash flows from operating activities:
Net loss                                                                            $  (65,509)               $  (42,559)
Adjustments to reconcile net loss to net cash used for
operating activities:
    Net loss from discontinued operations                                               11,377                    10,555
    Depreciation and amortization                                                        7,770                    10,247
    Amortization of intangible assets                                                    2,371                     2,287
    Accretion of note discount                                                           1,446                     1,243
    Amortization of debt issuance costs                                                    453                       540
    Loss on equity investments                                                             327                         -
    Other non-cash charges                                                                   -                       463
    Gain on senior note redemption                                                           -                   (19,972)
    Changes in assets and liabilities:
         Accounts receivable                                                               209                      (520)
         Prepaid expenses and other current assets                                         204                      (916)
         Other assets                                                                        -                    (1,463)
         Accounts payable                                                                3,661                     4,074
         Accrued liabilities                                                             1,184                     1,132
         License fees payable                                                            1,918                     1,632
         Deferred revenue and advances                                                  (1,642)                      130
         Accrued interest                                                               10,982                     4,894
                                                                                    ----------                ----------
Net cash used for continuing operations                                                (25,249)                  (28,233)
Net cash used for discontinued operations                                               (3,018)                  (10,316)
                                                                                    ----------                ----------
                                                                                       (28,267)                  (38,549)
                                                                                    ----------                ----------
Cash flows from investing activities:

    Restricted cash                                                                      1,388                       (97)
    Restricted short term investments                                                     (774)                   11,764
    Proceeds from redemption of restricted investments                                  11,247                     8,945
    Purchases of property and equipment                                                 (1,468)                   (3,956)
    Disposal of property and equipment                                                       -                       322
    Acquisition of NMN, net of cash acquired                                                 -                      (165)
    Acquisition of GRTV Network, net of cash acquired                                        -                      (216)
    Investment in Chromazone, LLC, net of cash acquired                                    612                         -
    Investment in subsidiary                                                                 -                    (1,627)
                                                                                    ----------                ----------
Net cash provided from investing activities                                             11,005                    14,970
                                                                                    ----------                ----------
Cash flows from financing activities:

    Repurchase of senior notes and warrants                                                  -                   (11,763)
    Repayments of capitalized leases                                                    (1,722)                   (5,676)
    Repayments of notes payable                                                         (1,055)                   (6,153)
                                                                                    ----------                ----------
Net cash used for financing activities                                                  (2,777)                  (23,592)
                                                                                    ----------                ----------
Net decrease in cash and cash equivalents                                              (20,039)                  (47,171)

Cash and cash equivalents at the beginning of period                                    26,492                    84,343
                                                                                    ----------                ----------
Cash and cash equivalents at the end of period                                      $    6,453                $   37,172
                                                                                    ==========                ==========

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

Since inception, the Company has incurred operating losses. The Company has a working capital deficit and a total stockholders' deficit of approximately $43.0 million and $265.4 million, respectively at December 31, 2000. In March 2001, the Company completed a recapitalization with its principal shareholder, Morgan Stanley. The recapitalization included the conversion of the Senior Notes into equity, the renegotiation of key vendor relationships and additional funding of new working capital of $23.0 million (see note 8). Additionally, the Company is actively working to restructure its remaining debt, reduce expenses, seek new funding from potential strategic partners as well as expand its new business segments.

The ability of the Company to restructure its remaining debt, reduce its expenses, receive funding from potential strategic partners and to achieve positive operating cash flows is uncertain. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result in the Company being unable to continue as a going concern.

These financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 2000 and the notes thereto.


2.  Commitments and Contingencies

Commitments

Leases

In April 2000, the Company amended one of its capital lease agreements with its satellite transponder vendor by reducing the number of primary C Band transponders leased from eight to two. In June 2000, the Company amended another lease agreement with its satellite transponder vendor by reducing the number of primary C-Band transponders from five to three, adding one reserve C-Band transponder and adding one Ku-Band transponder. The effect of these transactions was to reduce fixed assets and capitalized leases by a non-cash reduction of $14.1 million. In December 2000, the Company amended one of its facilities leases which resulted in changing the classification of the lease from a capital lease to an operating lease. The effect of this transaction was to reduce fixed assets by $10.8 million and capitalized leases and accrued interest by $12.1 million. The balance of $1.3 million was recorded as a deferred gain and will be amortized over the remaining term of the lease.

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

                          TVN Entertainment Corporation
                   Notes to Consolidated Financial Statements
                        (In thousands, except share data)
                                   (Unaudited)

On May 15, 1992, the Company acquired the general partners' interests in the Partnership, which was dissolved pursuant to a partnership dissolution agreement which provided that the Company receive all partnership assets and assume certain liabilities as of the dissolution date for an effective purchase price of $1. These liabilities included notes payable to the former general partners and certain Company shareholders totaling $16.5 million and $1.1 million, respectively. Interest accrues on these obligations at prime plus 1% and totaled $13.1 million and $1.0 million, respectively, at December 31, 2000. Repayment of these loans and related accrued interest (collectively the "Contingent Debt") will be paid on a pari-passu basis out of Available Cash Flow as defined in the Restated Limited Partnership Agreement dated March 7, 1991. The dissolution agreement also provides that the Company will not make any distributions or pay any dividends in respect of its capital stock or other equity interests prior to the payment in full of these obligations to TVN's former general partners and that these obligations will not be subordinated to any debt obligations of the Company.

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

From time to time, the Company has been party to legal and administrative proceedings related to claims arising from its operations in the normal course of business. On the advice of counsel, the Company believes it has adequate legal defenses and believes that the ultimate outcome of these actions will not require large cash outlays. However, based on the Company's current financial condition, there can be no assurance that the impact of any judgment would not be material to the Company's cash flow.

                          TVN Entertainment Corporation
                   Notes to Consolidated Financial Statements
                        (In thousands, except share data)
                                   (Unaudited)
3.  Operating Segments

The Company's operating segments are strategic operating units that are managed separately due to their different products and/or services. The digital cable operating segment markets and sells the Company's Digital Cable Television ("DCTV") service that provides programming content, including up to 32 channels of pay-per-view movies and events. The satellite transmission operating segment markets and sells transponder capacity and uplinking services to the Company's other operating segments and to third parties. The media time sales operating segment, GRTV Network, Inc., sells media time on its 24-hour broadcast network. Panda Shopping Network, Inc. ("PSN"), the Company's home satellite dish service and New Media Network, Inc. have been classified as discontinued operations and are not included in the revenue and operating losses for the Company's operating segments as of December 31, 2000 and 1999.

The Company's measure of profit or loss for its operating segments reviewed by the chief operating decision maker and executive management is operating loss, excluding depreciation and amortization (and also excludes interest and other income and expense). The chief operating decision maker does not use asset information.

Revenue and operating losses for the Company's operating segments are as follows (in thousands):

                                                                    Three Months Ended                    Nine Months Ended

                                                                Dec 31, 2000     Dec 31, 1999      Dec 31, 2000        Dec 31, 1999
                                                                ------------     ------------      ------------        ------------
Revenue:
   Digital cable service                                        $      3,485     $      3,367      $     12,040        $     11,420
   Transponder services (1)                                            5,273            5,402            13,991              15,096
   Media time sales                                                    7,548            6,724            21,323              12,751
   Intersegment elimination (2)                                       (3,239)          (4,457)          (10,689)            (12,453)
                                                                ------------     ------------      ------------        ------------
      Total revenue                                             $     13,067     $     11,036      $     36,665        $     26,814
                                                                ============     ============      ============        ============
Operating income (loss):
  Digital cable service                                         $     (5,124)    $     (5,245)     $    (14,132)       $    (17,402)
  Transponder services (1)                                               368            4,987             2,371              13,655
  Media time sales                                                      (148)             186            (2,911)               (239)
  Intersegment elimination (2)                                             -          (2,300)            (1,126)             (7,283)
                                                                ------------     ------------      ------------        ------------
  Operating loss excluding depreciation and amortization              (4,904)          (2,372)          (15,798)            (11,269)
  Depreciation and amortization                                       (3,524)          (4,641)          (10,141)            (12,534)
                                                                ------------     ------------      ------------        ------------
     Operating loss                                             $     (8,428)    $     (7,013)     $    (25,939)       $    (23,803)
                                                                ============     ============      ============        ============

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

                         TVN Entertainment Corporation
                  Notes to Consolidated Financial Statements
                       (In thousands, except share data)
                                  (Unaudited)

4. Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The staff accounting bulletin is effective no later than the fourth quarter of the Company's fiscal year 2001. The Company is in the process of determining the impact that adoption will have on its consolidated financial statements.

5. Earnings Per Share

The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders for the three months ended and nine months ended December 31, 2000 and 1999:

                                                                Three Months Ended                      Nine Months Ended
                                                        Dec 31, 2000         Dec 31, 1999         Dec 31, 2000       Dec 31, 1999
                                                        ------------         ------------         ------------       ------------
Numerator:
  Net income (loss) from continuing operations         $      (16,452)      $        3,326       $      (54,132)    $     (32,004)
  Loss from discontinued operations                            (5,094)              (4,798)             (11,377)          (10,555)
  Accretion of redeemable Series B preferred stock               (101)                (100)                (301)             (298)
                                                      ----------------     ----------------     ----------------   ---------------
  Net loss applicable to common stockholders           $      (21,647)      $       (1,572)      $      (65,810)    $     (42,857)
                                                      ================     ================     ================   ===============

Denominator:
  Weighted average shares                                     183,350              152,517              178,532           152,517
                                                      ================     ================     ================   ===============

Basic and diluted net income (loss) applicable to
  common stockholders:
    Continuing operations                              $       (90.28)      $        21.15       $      (304.89)    $     (211.79)
    Discontinued operations                                    (27.78)              (31.46)              (63.73)           (69.21)
                                                      ----------------     ----------------     ----------------   ---------------
Basic and diluted net loss applicable to
  common stockholders                                  $      (118.06)      $       (10.31)      $      (368.62)    $     (281.00)
                                                      ================     ================     ================   ===============

6. Income Taxes

As a result of net losses for the three and nine months ended December 31, 2000 and 1999, and the Company's inability to recognize a benefit for its deferred income tax assets, the Company did not record a provision for income taxes as of December 31, 2000 and 1999.

7. Discontinued operations

During the nine months ended December 31, 2000, the Company decided to cease operations of PSN and close the segment. The Company has included in the financial statements the estimated loss of $2.7 million for the wind down of PSN operations for the nine months ended December 31, 2000. The loss from discontinued operations for this segment was $2.5 million for the three months ended December 31, 1999 and $5.0 million for the nine months ended December 31, 1999. There were no revenues for the three months ended December 31, 2000 and the nine months ended December 31, 2000. Revenues were $4.0 million for the three months ended December 31, 1999 and $13.8 million for the nine months ended December 31, 1999.

                          TVN Entertainment Corporation
                   Notes to Consolidated Financial Statements
                        (In thousands, except share data)
                                   (Unaudited)


7. Discontinued operations (continued)

During the nine months ended December 31, 2000, the Company decided to cease operations of the home satellite dish service and close the segment. The Company has included in the financial statements a loss from operations of $440 and an estimated loss on disposal of $300 for the nine months ended December 31, 2000. The loss from discontinued operations for this segment was $817 for the three months ended December 31, 1999 and $3.3 million for the nine months ended December 31, 1999. There were no revenues for the three months ended December 31, 2000 and the nine months ended December 31, 2000. Revenues were $3.6 million for the three months ended December 31, 1999 and $11.6 million for the nine months ended December 31, 1999.

During the nine months ended December 31, 2000, the Company decided to cease operations of New Media Network. The Company has included in the financial statements a loss from operations of $4.0 and an estimated loss on disposal of $3.9 for the nine months ended December 31, 2000. The loss from discontinued operations for this segment was $1.5 million for the three months ended December 31, 1999 and $2.3 million for the nine months ended December 31, 1999. There were no revenues for the three months ended December 31, 2000 and $135 for the nine months ended December 31, 2000. Revenues were $14 for the three months ended December 31, 1999 and $230 for the nine months ended December 31, 1999.

The Company has presented the operations of these segments as discontinued operations for all periods presented.

8. Subsequent Events

On March 30, 2001, the Company closed a recapitalization, including without limitation a 192.3 reverse stock split and a reclassification and subdivision of the Company's then-existing common stock and then-existing preferred stock, as well as the issuance of new common stock and new preferred stock. As part of the recapitalization: (a) each holder of our 14% senior notes due 2008 and associated warrants exchanged those securities for shares of new series a preferred stock; (b) an additional investor subscribed for shares of new series a preferred stock; (c) members of the Company's management received shares of new series b preferred stock; and (d) our then outstanding common stock and preferred stock were subdivided and reclassified into, and exchanged for, shares of new preferred stock and one investor was issued one share of new common stock. As a result of these transactions, among other things, the indenture underlying the Senior Notes and related documentation including a pledge agreement were terminated, and approximately $23.0 million pledged thereunder were released back to the Company.

Additionally, in connection with the recapitalization of the Company in March 2001 and in efforts to improve its financial position, the Company renegotiated down a portion of its outstanding liabilities with a number of its key vendors. As a result of these renegotiations, the Company was able to obtain forgiveness of amounts owed of approximately $23.0 million.

In March 2001, the Company amended one of its lease agreements with its satellite transponder vendor which consisted of the return of two analog transponders as well as one Ku-Band transponder.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

THIS FILING IS QUALIFIED IN ITS ENTIRETY BY THE RESTRUCTURING AND
RECAPITALIZATION DESCRIBED IN NOTE 8 (SUBSEQUENT EVENTS) TO THE FINANCIAL STATEMENTS FILED HEREWITH.

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

Results of Operations

         The table below sets forth for the periods indicated certain data regarding expenses expressed as a percentage of total revenues:

                                                                  Three Months Ended                  Nine Months Ended
                                                                     December 31,                        December 31,
                                                             ----------------------------       -----------------------------
                                                                2000              1999              2000               1999
                                                             ----------        ----------       ------------       ----------
Revenue                                                        100.0%             100.0%            100.0%            100.0%
Operating expenses:
       Cost of revenue                                          75.8%              78.5%             84.5%             87.1%
       Selling                                                  21.7%              21.3%             22.1%             25.4%
       General and administrative                               40.0%              21.6%             36.5%             29.6%
       Depreciation and amortization                            20.3%              32.5%             21.2%             38.2%
       Goodwill amortization                                     6.7%               9.6%              6.5%              8.5%
                                                             -------           --------         ---------          --------
Total operating expenses                                       164.5%             163.5%            170.8%            188.8%
                                                             -------           --------         ---------          --------
Loss from continuing operations                                (64.5)%            (63.5)%           (70.8)%           (88.8)%
                                                             -------           --------         ---------          --------
Interest expense                                                73.7%              94.6%             79.4%            120.5%
Interest income                                                 (3.3)%            (10.2)%            (4.9)%           (17.2)%
Other (income) and expense                                       4.4%              2.9%              1.5%              1.7%
Loss (income) from equity investments                           (13.4)%                -               0.9%                -
                                                             -------           --------         ---------          --------

Loss before extraordinary gain                                (125.9)%           (150.8)%          (147.7)%          (193.8)%
Extraordinary gain                                                 -%             181.0%                -%             74.5%
Loss from discontinued operations                                4.4%              43.5%             12.2%             39.4%
Estimated loss on disposal                                      34.6%                 -%             18.8%                -%
                                                             -------           --------         ---------          --------
Net loss                                                      (164.9)%            (13.3)%          (178.7)%          (158.7)%
                                                             =======           ========         =========          ========

         Three Months Ended December 31, 2000 Compared with Three Months Ended December 31, 1999

         Revenue. Total revenue increased $2.1 million, or 19.1%, to $13.1 million in the three months ended December 31, 2000 from $11.0 million in the three months ended December 31, 1999. The increase was primarily attributable to an increase in revenues generated by the GRTV Network for media time, partially offset by a slight decrease in Marquee Mix revenues for the three months ended December 31, 2000 as compared to the three months ended December 31, 1999.

         Operating Expenses

         Cost of Revenue. Cost of revenue increased $1.2 million, or 13.8%, to $9.9 million in the three months ended December 31, 2000 from $8.7 million in the three months ended December 31, 1999 and, as a percentage of revenue, decreased to 75.8% in the three months ended December 31, 2000 from 78.5% in the three months ended December 31, 1999. The increase in absolute dollars is primarily attributable to fixed costs such as uplink expenses that were previously absorbed by the home shopping and home satellite dish business units in the three months ended December 31, 1999 that were not eliminated upon discontinuing the operations of these business units in during the nine months ended December 31, 2000. The decrease as a percentage of revenue is primarily attributable to the increase in revenue.

         Selling. Selling expenses increased $0.4 million, or 16.7%, to $2.8 million in the three months ended December 31, 2000 from $2.4 million in the three months ended December 31, 1999, and as a percentage of revenue, increased to 21.7% in the three months ended December 31, 2000 from 21.3% in the three months ended December 31, 1999. The increase in absolute dollars and as a percentage of revenue is primarily attributable to increased expenditures incurred to market and sell GRTV Network media time and new programming movie and event content to cable systems.

         General and Administrative. General and administrative expenses increased $2.8 million, or 116.7%, to $5.2 million in the three months ended December 31, 2000 from $2.4 million in the three months ended December 31, 1999 and, as a percentage of revenue, increased to 40.0% in the three months ended December 31, 2000 from 21.6% in the three months ended December 31, 1999. The increase in absolute dollars and as a percentage of revenue is primarily due to increased payroll and associated costs, as well as increased legal and other professional fees incurred to pursue strategic financial initiatives contemplated by management, including the restructuring of our existing debt, raising of additional capital and seeking-out of new funding from potential strategic partners.

         Depreciation and Amortization. Depreciation and amortization decreased $1.0 million, or 27.8%, to $2.6 million in the three months ended December 31, 2000 from $3.6 million in the three months ended December 31, 1999. The decrease is primarily attributable to the decrease in property and equipment resulting from the amendments to our capitalized leases for satellite transmitters in the three months ended June 30, 2000.

         Amortization of Intangible Assets. Amortization of intangible assets decreased $0.2 million or 18.2% to $0.9 million in the three months ended December 31, 2000 from $1.1 million in the three months ended December 31, 1999. The decrease is primarily attributable to the write-off of goodwill as of March 31, 2000 associated with the Panda Shopping Network acquisition.

         Interest Expense/Interest Income. Interest expense decreased $0.8 million or 7.7%, to $9.6 million in the three months ended December 31, 2000 from $10.4 million in the three months ended December 31, 1999. The decrease is attributable to the redemption of approximately $33.9 million of senior notes in October 1999. Interest income decreased $0.7 million or 63.6%, to $0.4 million in the three months ended December 31, 2000 from $1.1 million in the three months ended December 31, 1999. The decrease is attributable to lower operating cash balances during the three months ended December 31, 2000 as compared to the three months ended December 31, 1999.

         Loss from Discontinued Operations. During the nine months ended December 31, 2000, we ceased operations of the Panda Shopping Network ("PSN") and closed the division. We have reflected the operations of PSN as a discontinued operation. Operating losses for PSN totaled zero and approximately $2.5 million for the three months ended December 31, 2000 and 1999, respectively. During the nine months ended December 31, 2000, we ceased operations of our home satellite dish operating segment and closed the division. We have reflected the operations of the home satellite dish operating segment as a discontinued operation. Operating losses for the home satellite dish operating segment totaled zero and $0.8 million for the three months ended December 31, 2000 and 1999, respectively. During the nine months ended December 31, 2000, we ceased operations of New Media Network ("NMN"). We have reflected the operations of NMN as a discontinued operation. Operating losses for NMN totaled $0.6 million and $1.5 million for the three months ended December 31, 2000 and 1999, respectively.

         Estimated Loss on Disposal of Discontinued Operations. For the three months ended December 31, 2000, we recorded an estimated loss on disposal of PSN of $0.6 million and $3.9 million for the loss on disposal for NMN.

         Provision for Income Taxes. As a result of net losses and the Company's inability to recognize a benefit for its deferred income tax assets, the Company did not record a provision for income taxes in the three months ended December 31, 2000 or the three months ended December 31, 1999.

     Nine Months Ended December 31, 2000 Compared with Nine Months Ended December 31, 1999

         Revenue. Total revenue increased $9.9 million, or 36.9%, to $36.7 million in the nine months ended December 31, 2000 from $26.8 million in the nine months ended December 31, 1999. The increase was primarily attributable to an increase in revenues generated by the GRTV Network for media time for the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999. GRTV Network generated revenue for only six of the nine months ended December 31, 1999 as the Company acquired its interest in the GRTV Network on July 1, 1999.

         Operating Expenses

         Cost of Revenue. Cost of revenue increased $7.6 million, or 32.5%, to $31.0 million in the nine months ended December 31, 2000 from $23.4 million in the nine months ended December 31, 1999 and, as a percentage of revenue, decreased to 84.5% in the nine months ended December 31, 2000 from 87.1% in the nine months ended December 31, 1999. The increase in absolute dollars is primarily attributable to the inclusion of the operations of GRTV Network for nine of the nine months ended December 31, 2000 as compared to six of the nine months ended December 31, 1999. We acquired our interest in GRTV Network on July 1, 1999. The decrease, as a percentage of revenue, is primarily attributable to the slightly higher margins realized by GRTV Network as compared to our other operating segments for the full nine months ended December 31, 2000 as compared to only six months during the nine months ended December 31, 1999.

         Selling. Selling expenses increased $1.3 million or 19.1%, to $8.1 million in the nine months ended December 31, 2000 from $6.8 million in the nine months ended December 31, 1999 and, as a percentage of revenue, decreased to 22.1% in the nine months ended December 31, 2000 from 25.4% in the nine months ended December 31, 1999. The increase in absolute dollars is primarily attributable to the inclusion of operations of GRTV Network for the full nine months ended December 31, 2000 as compared to only six months during the nine months December 31, 1999. The decrease as a percentage of revenue is due to the increase in revenue for the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999.

         General and Administrative. General and administrative expenses increased $5.5 million, or 69.6%, to $13.4 million in the nine months ended December 31, 2000 from $7.9 million in the nine months ended December 31, 1999 and, as a percentage of revenue, increased to 36.5% in the nine months ended December 31, 2000 from 29.6% in the nine months ended December 31, 1999. The increase in absolute dollars and as a percentage of revenue is primarily due to the inclusion of GRTV Network for the full nine months ended December 31, 2000 as compared to only six months during the nine months ended December 31, 1999, increased payroll and associated costs including signing bonuses to new management and increased legal, accounting and other professional fees incurred to pursue strategic financial initiatives.

         Depreciation and Amortization. Depreciation and amortization decreased $2.4 million, or 23.5%, to $7.8 million in the nine months ended December 31, 2000 from $10.2 million in the nine months ended December 31, 1999. The decrease is primarily attributable to the decrease in property and equipment resulting from the amendments to our capitalized leases for satellite transmitters in the three months ended June 30, 2000.

         Amortization of Intangible Assets. Amortization of intangible assets increased $0.1 million to $2.4 million in the nine months ended December 31, 2000 as compared to $2.3 million in the nine months ended December 31, 1999. The increase is attributable to the amortization of goodwill generated upon the acquisition of our interest in GRTV on July 1, 1999, offset by a reduction in amortization expense as a result of the write-off of goodwill as of March 31, 2000 associated with the Panda Shopping Network acquisition.

         Interest Expense/Interest Income. Interest expense decreased $3.2 million, or 9.9%, to $29.1 million in the nine months ended December 31, 2000 from $32.3 million in the nine months ended December 31, 1999. The decrease is primarily attributable to the redemption of $33.9 million in senior notes in October 1999. Interest income decreased $2.8 million, or 60.9%, to $1.8 million in the nine months ended December 31, 2000 from $4.6 million in the nine months ended December 31, 1999. The decrease is attributable to lower operating cash balances during the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999.

         Loss from Discontinued Operations. During the nine months ended December 31, 2000, we ceased operations of the Panda Shopping Network ("PSN") and closed the division. We have reflected the operations of PSN as a discontinued operation. Operating losses for PSN totaled zero and approximately $5.0 million for the nine months ended December 31, 2000 and 1999, respectively. During the nine months ended December 31, 2000, we ceased operations of our home satellite dish operating segment and closed the division. We have reflected the operations of the home satellite dish operating segment as a discontinued operation and have recorded a loss from operations of the segment totaling $0.4 million and $3.3 million for the nine months ended December 31, 2000 and 1999, respectively. During the nine months ended December 31, 2000, we ceased operations of New Media Network ("NMN"). We have reflected the operations of NMN as a discontinued operation. Operating losses for NMN totaled 4.0 and $2.3 million for the nine months ended December 31, 2000 and 1999, respectively.

         Estimated Loss on Disposal of Discontinued Operations. For the nine months ended December 31, 2000, we recorded an estimated loss on disposal of PSN of $2.7 million, $0.3 million for the loss on disposal of the home satellite dish operating segment and $3.9 million for the loss on disposal for NMN.

         Provision for Income Taxes. As a result of net losses and the Company's inability to recognize a benefit for its deferred income tax assets, the Company did not record a provision for income taxes in the nine months ended December 31, 2000 or the nine months ended December 31, 1999.

         Liquidity and Capital Resources

         The Company has been funded through a combination of equity, debt and lease financing. As of December 31, 2000, the Company had current assets of $36.3 million, including $6.5 million of cash and cash equivalents and current liabilities of $79.2 million, resulting in a working capital deficit of approximately $43.0 million. The Company invests excess funds in short-term, interest bearing investment grade securities until such funds are needed to fund the operating needs and capital expenditures of the Company's business.

         Since inception, we have incurred operating losses and as of December 31, 2000, have a total deficit of $ 288.2 million. In March 2001, we completed a recapitalization with our principal shareholder, Morgan Stanley. The recapitalization included the conversion of the Senior Notes into equity, the renegotiation of key vendor relationships and additional funding of new working capital of $23.0 million (as described in note 8 (subsequent events) to the financial statements filed herewith). Additionally, we are actively working to restructure our existing debt, reduce expenses, seek new funding from potential strategic partners as well as expand our new business segments. Our ability to restructure our existing debt, reduce our expenses, receive funding from potential strategic partners and to achieve positive operating cash flows is uncertain.

         We believe that current cash on hand and cash that may be generated from operations will be sufficient for us to fund our operating deficits through October 2001. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash on hand and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we will likely seek to sell additional equity or debt securities or to obtain a line of credit. In addition, we will from time to time consider the acquisition of or investment in complimentary businesses, products, services and technologies which might impact our liquidity requirements or cause us to issue additional debt or equity securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

         Cash Used For Operating Activities

         The Company's operating activities used $28.3 million and $38.5 million in the nine months ended December 31, 2000 and 1999, respectively. Cash used for operations in the nine months ended December 31, 2000 is primarily attributable to the net loss of $65.5 million, partially offset by non-cash expenses such as depreciation and amortization and accretion of note discount, other changes in working capital items such as accrued interest and accounts payable and net cash used for discounted operations of $3.0 million. Cash used for operations in the nine months ended December 31, 1999 is primarily due to the net loss of $42.6 million and gain on senior note redemption of $20.0 million, partially offset by non-cash expenses such as depreciation and amortization and accretion of note discount, other changes in working capital items and net cash used for discontinued operations of $10.3 million.

         Cash Provided From and Used For Investing Activities

         Cash provided from investing activities was $11.0 million and $15.0 million in the nine months ended December 31, 2000 and 1999, respectively. Cash provided from investing activities for the nine months ended December 31, 2000 primarily consisted of approximately $10.5 million in proceeds from the maturity of securities purchased as security for the senior notes and proceeds from restricted cash released from restriction of $1.4 million, partially offset by $1.5 million used for capital expenditures. Cash provided from investing activities for the nine months ended December 31, 1999 primarily consists of approximately $20.7 million in proceeds from the maturity of securities purchased as security for the senior notes, partially offset by $4.0 million used for capital expenditures.

         Cash Used For Financing Activities

         Cash used for financing activities was $2.8 million and $23.6 million in the nine months ended December 31, 2000 and December 31, 1999, respectively. Cash used for financing activities for the nine months ended December 31, 2000 consists of capitalized lease payments and repayments of notes payable totaling $1.7 million and $1.1 million, respectively. Cash used for financing activities for the nine months ended December 31, 1999 consists of repurchase of senior notes and warrants of $11.8 million as well as repayments of capitalized leases and notes payable totaling $5.7 million and $6.2 million, respectively.

THIS FILING IS QUALIFIED IN ITS ENTIRETY BY THE RESTRUCTURING AND
RECAPITALIZATION DESCRIBED IN NOTE 8 (SUBSEQUENT EVENTS) TO THE FINANCIAL STATEMENTS FILED HEREWITH.

Factors Affecting Future Results


We anticipate that our existing capital and cash from operations may be inadequate to satisfy our capital requirements beyond October 2001.

Our cash on hand and amounts expected to be available through vendor financing arrangements may not be sufficient for us to expand our digital content businesses, new or existing, as currently planned and to fund our operating deficits beyond October 2001. We cannot be certain, moreover, that we will not require additional capital sooner than currently anticipated. We are currently engaged in a coordinated mutual effort with our investment banker, Morgan Stanley Dean Witter, to restructure our existing debt and/or raise additional capital through a private placement of new securities. We are seeking new funding from potential strategic partners, and from financial entities such as venture capital funds and investment companies or from the sale of the business. However, we are unable to predict the precise amount of future capital that we will require and whether additional financing will be available on acceptable terms or at all. Our inability to obtain required financing could significantly reduce the value of our business assets and impair our ability to continue the normal operation of our business. Consequently, we could be required to significantly reduce or suspend our operations.


We have substantial existing debt and may incur substantial additional debt which could adversely affect our financial health and prevent us from fulfilling our obligations under the notes.

We have borrowed a significant amount of funds. As of December 31, 2000, we had outstanding indebtedness of approximately $319.1 million and a stockholders' deficit of approximately $265.4 million. We cannot be certain that our operations will generate sufficient cash flow to pay our obligations, including our obligations on the notes issued by us in our 1998 debt financing ("the notes"). Earnings were inadequate to cover fixed charges by the amount of $54.6 million and $76.6 million, for the years ended March 31, 1999 and March 31, 2000, respectively, and $53.8 million for the nine months ended December 31, 2000. The degree to which we have borrowed funds could have important consequences. For example, it could:

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

Absent a restructuring of our existing debt, we will not be able to fully service and make any payments due on our indebtedness beyond the near future. We cannot be certain that we will be successful in developing and maintaining positive cash flow from operations. If we are unable to generate sufficient cash flow from operations and financings we may have to reduce or delay the deployment of our digital content express services. We cannot be certain that any or additional debt or equity financings can be accomplished on satisfactory terms, if at all. If we cannot restructure our existing debt, there will likely be a default under the indenture and could cause a default under agreements governing our other indebtedness. In the event of default, the holders of our indebtedness would have enforcement rights, including the right to accelerate our debt and the right to commence an involuntary bankruptcy proceeding against us. Accordingly, upon any default, insolvency, bankruptcy or similar situation, we may have only limited assets remaining after paying the prior claims of our secured creditors and may be unable to repay the notes.


We have incurred net losses in every fiscal year since inception. We may be unable to become profitable, or to be so consistently.

We experienced net losses of $29.9 million, $53.8 million and $72.7 million in fiscal 1998, fiscal 1999 and fiscal 2000, respectively, and $65.5 million for the nine months ended December 31, 2000. These net losses are attributable to the significant costs incurred to develop, market and implement our TVN Digital Cable Television business plan and to develop, install and integrate our digital programming and services. We expect that net losses will continue and increase for the foreseeable future as we plan to continue to incur substantial sales and marketing expenses to build our customer base and make substantial capitalized lease payments for our satellite transponders. We have not achieved profitability on a quarterly or annual basis, and we anticipate that we will continue to incur net losses for at least the next several years. We also expect to continue to incur significant product development and administrative expenses. We cannot be certain that any of our business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis in the future.


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

The notes are unsecured and therefore will be effectively subordinated to any secured indebtedness we incur with respect to the assets securing such indebtedness. The indenture permits us and our subsidiaries to incur secured indebtedness to finance, among other things, the acquisition of equipment, inventory and network assets. The holders of secured indebtedness will have claims against the assets that constitute their collateral which will be prior to the claims of unsecured creditors, including holders of the notes. The prior claims of secured creditors could adversely effect the holders of the notes in any of the following events: o in the event of default under other indebtedness or the indenture, any holders of our secured

 . indebtedness would have certain rights to repossess, foreclose upon and sell the assets securing that indebtedness;

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

Because we are significantly smaller than most cable and telecommunication companies and other distributors of digital content, we may lack the financial and other resources to obtain sufficient market share.We expect to encounter a number of challenges in competing with large cable and telephone companies and other distributors of digital content that generally have large installed subscriber bases and significant investments in, and access to, competitive programming sources. In addition, these large companies have the financial and technological resources to create their own digital content delivery and management services and/or VOD services, including delivery of per-per-view movies in a VOD format. We also face the risk that the current trend of industry consolidation will continue with the result that smaller and medium size cable and telephone company operators and/or content distributors that might otherwise become our customers will be acquired by large companies.

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

Our ability to collect our revenue and our results of operations would be harmed if our third party vendors were unable for any reason to meet our transactional service commitments, service management requirements or customer service quality requirements to our cable operator customers. We contract with CSG Systems, Inc. to provide customer billing and subscriber management services. These systems and resources are part of the transactional services that we offer with our TVN Digital Cable Television. If we are unable to continue using these systems and technological resources, we would have to identify, qualify and transition such operations to an acceptable alternative vendor or arrange for in-house operations. This identification, qualification and transition process could take six months or longer, and we cannot be certain that we could perform such functions or that analternative vendor would be available to us or be in aposition to satisfy our requirements on a timely and cost effective basis.

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

          The measure of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in ...any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, we would be considered insolvent if:

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

                          PART II. OTHER INFORMATION

ITEM I.  LEGAL PROCEEDINGS



          From time to time, we have been party to legal and administrative proceedings related to claims arising from our operations in the normal course of business. On the advice of counsel, we believe we have adequate legal defenses and believe that the ultimate outcome of these actions will not require large cash flows. However, based on the Company's current financial condition, there can be no assurance that the impact of any judgment would not be material to the Company's cash flows.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

              None.

          (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the three month period ended December 31, 2000.

                                  SIGNATURES



                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   TVN ENTERTAINMENT CORPORATION


Date:  June 29, 2001                   By:   /s/  Ian Aaron
                                             --------------------------------
                                                  Ian Aaron

                              President and Chief Executive Officer



Date:  June 29, 2001                   By:   /s/ Sheldon Rabinowitz
                                             --------------------------------
                                                 Sheldon Rabinowitz

                              Chief Financial Officer and Senior Executive Vice President




Date:  June 29, 2001                   By:   /s/ Lourie Zak
                                           --------------------------------

                              Vice President, Corporate Controller
                              (Principal Accounting Officer)